Form 10KSB
period 2006-12-31
BEST CARE INC
filed 2007-04-02
CIK 1383852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________.

Commission file number: 333-139564

Best Care, Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5659065 (I.R.S. Employer Identification No.)

811 Chicago Avenue, Suite 803, Evanston, Illinois 60022
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (847) 224-6999

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 23, 2007 was: $937,500.

The number of shares of the issuer’s common stock issued and outstanding as of March 29, 2007 was 4,250,000.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

As used in this annual report, references to “Best Care”, the "Company," "we," “our” or "us" refer to Best Care, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, such forward-looking statements may be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Best Care, Inc. was incorporated under the laws of the State of Nevada on October 3, 2006. We hope to establish specialist residential facilities for the care of Alzheimer’s patients. We intend to offer consistency of care in an intimate home-like setting, designed to meet the needs of our patients, while maximizing occupancy levels and revenues. We have not generated any revenue to date and are a development stage company. We currently have no employees other than our corporate officers.

Our Business

We are focused on becoming involved in the long-term care and related services industry. Our goal is to establish a Specialized Alzheimer's Residential Care Unit and operate it successfully in terms of providing the finest available care for Alzheimer’s patients, while maximizing occupancy levels and revenues. The successful operation of the first Best Care Unit will be the model for additional Units which will be established either by the Company itself or in cooperation with business partners, possibly through branded franchising.

Industry Background

Alzheimer's disease is the most common form of dementia among older people. It involves the parts of the brain that control thought, memory, and language and consequently seriously affects a person's ability to carry out daily activities. The causes of Alzheimer's disease are unknown and there is no cure.

According to the Alzheimer's Association, there are over 4 million people suffering from Alzheimer's disease in the United States. (Alzheimers Association. Alzheimers Statistics 2006. Washington, D.C.: Alzheimers Associates, 2006).

With people generally living longer, Alzheimer's disease is becoming more and more common. Age is the most important known risk factor. The number of people with the disease doubles every 5 years beyond age 65. About 3% of men and women ages 65 to 74 have Alzheimer's disease, and nearly 50% of those age 85 and older may have the disease. (Alzheimers Association. Alzheimers Statistics 2006. Washington, D.C.: Alzheimers Associates, 2006).

The disease is progressive. Starting from forgetfulness, sufferers may be unable to carry out even the simplest of daily tasks. They begin to have problems speaking, understanding, reading, or writing. Later on, people with Alzheimer's disease may become anxious or aggressive, or wander away from home. Eventually, patients need total care, becoming unable to walk, talk or eat, and in serious danger of harming themselves.

It is estimated that by the middle of this century more than 14 million people in the United States will have Alzheimer's disease. (Alzheimers Association. Alzheimer's Disease and Chronic Health Conditions: The Real Challenge. Washington, D.C.: Alzheimers Associates, 2006). The following critical key statistics, according to the Alzheimer's Association, underline the importance of the disease and its impact.

(a)	The number of Americans with Alzheimer’s has more than doubled since 1980.
(b)	The number of Americans with Alzheimer’s disease will continue to grow - by 2050 the number of individuals with Alzheimer’s could range from 11.3 million to 16 million.
(c)	Finding a treatment that could delay onset by five years could reduce the number of individuals with Alzheimer’s disease by nearly 50 percent after 50 years.
(d)	In a Gallup poll commissioned by the Alzheimer’s Association, 1 in 10 Americans said that they had a family member with Alzheimer’s and 1 in 3 knew someone with the disease.
(e)
Increasing age is the greatest risk factor for Alzheimer’s. One in 10 individuals over 65 and nearly half of those over 85 are affected. Rare, inherited forms of Alzheimer’s disease can strike individuals as early as their 30s and 40s.

(f)
A person with Alzheimer’s disease will live an average of eight years and as many as 20 years or more from the onset of symptoms as estimated by relatives. From the time of diagnosis, people with Alzheimer's disease survive about half as long as those of similar age without dementia. Average survival time is affected by age at diagnosis and severity of other medical conditions.

(g)
National direct and indirect annual costs of caring for individuals with Alzheimer’s disease are at least $100 billion, according to estimates used by the Alzheimer’s Association and the National Institute on Aging.

(h)
Alzheimer’s disease costs American business $61 billion a year, according to a report commissioned by the Alzheimer’s Association. Of that figure, $24.6 billion covers Alzheimer health care and $36.5 billion covers costs related to caregivers of individuals with Alzheimer’s, including lost productivity, absenteeism and worker replacement.

(i)
More than 7 out of 10 people with Alzheimer’s disease live at home, where almost 75 percent of their care is provided by family and friends. The remainder is “paid’ care costing an average of $19,000 per year. Families pay almost all of that out of pocket.

(j)	The average lifetime cost of care for an individual with Alzheimer’s is $174,000.
(k)
Medicare costs for beneficiaries with Alzheimer’s are expected to increase 75 percent, from $91 billion in 2005 to $160 billion in 2010; Medicaid expenditures on residential dementia care will increase 14 percent, from $21 billion in 2005 to $24 billion in 2010, according to a report commissioned by the Alzheimer’s Association.

(l)	The federal government estimates spending approximately $647 million for Alzheimer’s disease research in fiscal year 2005.

(Alzheimers Association. Alzheimers Statistics 2006. Washington, D.C.: Alzheimers Associates, 2006).

According to the Alzheimer's Association, half of all nursing home residents have Alzheimer's disease or a related disorder and the average cost for nursing home care is $42,000 per year but can exceed $70,000 per year in some areas of the country. (Alzheimers Association. Alzheimers Statistics 2006. Washington, D.C.: Alzheimers Associates, 2006).

Residential Care

Conventionally, the most options for residential care for Alzheimer's patients are not necessarily designed specifically to meet the care needs of Alzheimer patients:

a)
Nursing homes - provide room and board with 24-hour skilled care for elderly people. The care is provided by a licensed nurse, a staff of nurse's aides and activities are organized by an Activity Director. The nursing home is usually viewed as a long-term option for older people and its services range from general care to bed-ridden hospitalization units. Some nursing homes have specialized units for problematic residents. In addition there exist a limited number of nursing homes with Alzheimer's Special Care Units which are designed so that the environment, activities, philosophy of care and staff training revolve around the special needs of people with Alzheimer’s.

b)
Assisted living - suited to people needing personal care and general guidance, but not specialized medical care. They are best for those who have moderate functional impairment but who can still engage in such tasks as feeding themselves and getting in and out of chairs. Occasionally Alzheimer’s sufferers may find themselves in this type of facility, albeit at the early stages of the disease. It is of the utmost importance that Alzheimer’s patients have the proper care and therapy as this can delay the progression of the disease.

c)
Retirement housing - also known as senior apartments or senior living, provide housing only. Residents usually have their own apartment or private room with kitchen. Only suitable for people who can care for themselves independently and live alone safely but are unable to manage an entire house.

d)
Special Care Units within existing Long-term Care Facilities - these SCU's are segregated quarters, from the rest of the general population of the facility. Often times problematic patients and patients with other dementia's are placed in these units. The staff of these units is not adequately trained to deal with the Alzheimer’s patients as staff revolve between the general population and these units.

Solution

Alzheimer’s Special Care Units (SCUs) - are designed to meet the specific needs of individuals with Alzheimer's disease. These Alzheimer’s SCUs can take many forms and usually exist within various types of residential care facilities.. Such Units most often are cluster settings in which persons with dementia are grouped together on a floor or a unit within a larger residential care facility. Ideally, these units are on the ground floor and offer the residents an outside, gated, garden and walking path.

The growth of Alzheimer Special Care Units in nursing homes and assisted living facilities is creating both new opportunities and new risks for people with dementia. According to the Alzheimer's Association, nearly 60 percent of nursing home residents have Alzheimer's or another dementia. Special care dementia units now represent one of the fastest growing parts of the nursing home business.

Although it is encouraging that providers are trying to meet the needs of those with Alzheimer's, questions continue about whether these units are designed and staffed for dementia care or are simply a marketing device. Some fear they may be little more than a convenient way to segregate residents who are disruptive or otherwise discomfiting to other residents and staff, without addressing the underlying needs that give rise to such behaviors.

Our Founders believe that Alzheimer Special Care Units can provide better care environments for persons with dementia. The key components are trained staff and stable staffing assignments, tailored programs and activities and more appropriate use of designed space.

The general lack of specialist Alzheimer’s Units means that Alzheimer patients are frequently cared for in the same location as other elderly people. This leads to frustration and friction between patients. Supervision is insufficient, communication becomes stressed and the Alzheimer's patients do not receive the exact care they need. This causes distress to all parties, including the Alzheimer’s patient, the residents' family members- who do not feel comfortable that their loved one is satisfied, facility staff-who find it difficult to care for the Alzheimer's patients, and other residents- who may either harm the patient or be harmed by the patient because of both party's frustration and miscommunication.

The consensus among professionals is that Alzheimer's patients are best cared for in a separate environment, designed specifically with their needs in mind. The important factors include:

a)
Safety - Units should be designed to prevent patients with advanced Alzheimer's from wandering. Staff should keep dangerous substances such as cleaning products and medications out of reach from residents, since they could be swallowed. Furniture should be bolded, edges should be rounded, and items on the walls should be fastened.

b)
Layout - physical design of the facility should be uncluttered and well lit to reduce confusion. Toilets should be easy to find. Distances between bedrooms and activity rooms also should be short to reduce the chances that residents get lost.

c)
Design - colors and objects within the facility should be appropriate for Alzheimer's sufferers. For example, harsh contrasts or patterns in colors have a negative affect on sufferers. To an Alzheimer's patient, a dark stripe can be interpreted as a message possibly suggesting "barrier" and the person can become confused with looking at it. Since Alzheimer’s sufferers typically can recall past events in their life, it is important that the Unit use items, materials, and pictures that can assist residents in remembering their past.

d)
Staff - should be specially trained to care for Alzheimer's patients and should participate in continuing education classes. Good activities for residents with moderate stages of the disease include music, therapeutic exercise and art projects.

e)
Specialty Physicians - facilities should also provide access to specialty physicians including neurologists, geriatricians, psychiatrists and pharmacists who understand the care and treatment of Alzheimer's disease.

The Best Care Model

Our founder, Haim Perlstein, has over 30 years experience in establishing and managing care homes for the elderly. As a result of his knowledge of the industry, he fully understands the need for a comprehensive approach to the care of Alzheimer's patients, taking account not only of their healthcare and physical needs, but also providing the optimum psychological and mental support and care. Mr. Perlstein, an industry veteran, has gained unmatched knowledge on caring for Alzheimer's patients and the need to provide an environment which caters to their specific needs.

Our Units will be focused on providing care for Alzheimer's patients only. We aim to provide Specialist Care Units (SCU's) which offer consistency of care in an intimate home-like setting, designed to meet the needs of the patients in terms of:

a)	a comfortable environment, based on the nature of the disease and the effects it has on sufferers;

b)	quality and well balanced dietary program;

c)	optimum staffing and medical expertise. All the staff will have specific experience and qualification in caring for Alzheimer's patients;

d)	maintaining family involvement and contact with patients by providing an infrastructure where family members can continue to share in the caring process;

e)	specialized equipment and furniture, designed specifically to meet the needs of the Alzheimer's patients; and

f)	security to ensure the safety of the patients, protecting them from both self inflicted and other injuries and wandering off.

Design & Layout

The environment, activities and assistance at the Best Care Alzheimer's Special Care Unit (SCU) will focus on maintaining each resident's health, happiness and freedom of movement within the secured living area. The importance of the design and layout is to offer a space that is specifically designed to meet the needs of our residents.

It has been proven that regular residential care homes, often multi-story and accommodating several hundred patients on the same site, are not appropriate for Alzheimer's patients. Therefore, the Best Care Unit will create a friendly home-like atmosphere, quiet and without the busy atmosphere of large homes, which frighten and confuse many patients. The Unit will be located on the ground floor of an existing residential care facility, allowing access to a closed courtyard for our residents. The space will be designed to maintain full visibility of the public areas by the staff, at all times. The residents' rooms will be located on both sides of the hallway, with the nurse's stations in the middle of the hallway.

The approach is to build home-like Units with rooms for 36 patients. The total built area of each Unit would be 5,000 square feet. The relatively small number of residents will minimize the feeling of institutionalization.

The design will feature objects and materials that patients can relate to. Typically Alzheimer's sufferers like to touch and feel their surrounding. The hallways will be lined with objects that will accommodate this type of behavior. Within the Unit all furniture will be secured to the floor, and edges of tables will be rounded to avoid physical harm to parties. In addition, there will be visual cues which add ambiance and can help a patient remain independent longer. For example, a photo of children eating might signal "dinner" or a photo of a resident’s loved one or a pet might signal "home".

The artwork on the walls will be carefully selected to allow the residents to identify with familiar scenes and images.

Research has demonstrated that most falls of people with Alzheimer’s diseases occur in a the bathroom. Consequently, the bathrooms will be designed to accommodate a caregiver to assist with bathing and toileting for maximum safety. Some patients will have individual rooms with en-suite bathroom, wardrobes, TV and other luxury furniture. There will be space for them to bring personal items from home.

The facility will be pleasantly decorated, reinforcing the home-like feel, building familiarity and comfort. The Unit will have its own dining room and lounge. In addition, in order to make family visits more pleasurable and home-like to family members we have decided to design private dining room accommodations, which allow maximum privacy to be maintained. In order to prevent any patients from leaving the facility, we will fit the facility with a wandering alarm system, secure fenced yards and state of the art life safety equipment.

Family Involvement

Maintaining family involvement will be a key feature of Best Care philosophy. The founders recognize that the decision to move a loved one to a specialist nursing unit is difficult for all parties. The idea is to maintain continuity, so although the family no longer provides 24 hour care, they remain fully involved in the life of the patient. Consequently, family members will be integrated into the care regime and the unit will provide facilities, including private dining rooms or lounges, to allow some privacy and continuity of family life.

Social Activities

All social activities at Best Care will be planned specifically to meet the needs of Alzheimer's patients.

The Unit will provide appropriate recreational activities, under the direction of the staff Director of Activities, who will plan the program, taking into consideration the needs and/or interests of the residents making the facility their home and provide the opportunity and encouragement to pursue those needs and interests. The Director of Activities will provide an opportunity for the residents to be involved in meaningful activities and socialization.

Best Care residents will be encouraged to choose their own activities. Those who are not able to participate in decision making process will be directed towards activities that fit their abilities. Alzheimer's patients must continue to do both physical and cognitive exercise. Because most Alzheimer's sufferers are able to remember events in their past more than current events the activities will involve group singing and arts and crafts, picture sharing etc. The Director of Activities will trained in planning activities for sufferers of Alzheimer’s.

The emphasis will be on providing activities which challenge and stimulate the patient.

The Best Care Activity program will include some or all of the following:

a)	Art - such as modeling clay, water colors, freehand drawing, tracing and collage from magazines;

b)	Crafts - decorated tee-shirts, decorate bird houses, make holiday seasonal decorations, refrigerator magnets, flower pots, decorate aprons.

c)	Games - bingo, board games, puzzles, dominoes, checkers, cards and so on;

d)	Gardening - root from cuttings/seeds, transplant, bonsai trees or other miniatures, make scrap books with dried wild flowers.

e)	Music DVDs - tapes/CD’s, videos/DVDs, sing-a-long, choir-hymns, drums or any musical instrument;

f)	Food - cookies, cakes, microwave baking, instant pudding, frozen deserts, "mud": chocolate pudding and cookie in clean clay flower pot and stick plastic flower on top.

Staffing

Alzheimer patients require higher levels of nursing care than the average care facility patient. They often suffer from an increasing level of disability and require greater supervision in order to monitor their location and avoid distress both to themselves and their family. Our Staff will be specially trained in Alzheimer patient care and will be required to take part in continuing education classes in addition to rigorous training.

Our staff will be experienced in Validation Training, which is a tested model of practice that helps old, disoriented people to reduce stress and enhance dignity and happiness. According to this teaching method, in old age, people can survive through hind-sight. When eyes fail, they see with the mind's eye. When hearing fails, they hear sounds from the past. They see childhood scenes when recent memory and friends die. They return to the past to relive the good times and resolve the bad times in this final struggle to find peace. Validation helps them win this struggle.

Principal Markets and Marketing Strategy

The Best Care Units will only accommodate Alzheimer's patients. This fact will place it as the residence of choice for families with a loved one suffering from the Alzheimer disease and considering the move to residential care.

The specialist Units operated by Best Care will be positioned as up-market, targeting families with adequate financial means who have previously been caring for the Alzheimer's patients at home, non-specialist residential facilities, or in upscale nursing homes or SCU's.

An active promotional campaign will be maintained in order to ensure high market visibility and a constant flow of new enquiries, so that maximum occupancy of the Units is maintained.

Our marketing strategy is to promote our services and attract patients to our Units. An essential part of our marketing initiative will be building bridges with families who are caring for Alzheimer patients at homes within a certain radius of the facility. Best Care will provide these families with advice and support, without charge, helping them to improve the care they can provide. The service may also include inviting such families and the patient to visit the facility and participate in certain treatment and activities on an outpatient basis.

We will focus our marketing efforts predominantly at the local level. We believe that residents selecting a long-term care facility are strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. Each facility will have a Community Counselor/Social Worker. Each Community Counselor/Social Worker is, therefore, a key element of our marketing strategy. Each Counselor will be responsible for developing relationships with potential referral sources. Once we open several Units, each Counselor will be supported by a regional team of marketing personnel who will establish the overall marketing strategy and provide marketing direction with training and community specific promotional materials. Our goal is to be the provider of choice for the care Alzheimer’s patients in the communities we will serve.

Competition

There are several Alzheimer Special Care Units. In Illinois alone, there are over 95 licensed care facilities with Dementia Special Care Units. Facilities such as nursing homes, retirement villages, and hospitals which have Dementia Special Care Units are currently the largest competitors to our business strategy. Nursing homes which have dementia units in Illinois include: Glenbridge Nursing & Rehab Center, Glen Oaks, Regency Nursing Centre, Bethany Terrace, Oakwood Terrace, The Claremont, The Moorings, Halsted Terrace, Alden, Park House, The Renaissance at 87th, The Renaissance, Deerbrook Nursing Center and Embassy Care Center. The most advanced facility is the Wealshire in Linconshire, Illinois, which aims to provide a home-like environment care for residents with a wide range of needs, including long-term care, short-term rehab care and assisted living.

The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. We face local and regional competition from other long-term care providers, including for-profit and not-for-profit organizations, hospital-based nursing units, home health agencies, medical supplies and services agencies. Newer residential care facilities may attract potential and existing residents. Significant competitive factors affecting the placement of residents in skilled nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services.

We will compete with other service providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return, and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.

Government Regulation

Various federal, state and local governmental authorities in the United States regulate the provision of institutional care and health care services. We must comply with all the governmental and state regulations. The locations of our Units determine which regulations will govern our operations. Failure to comply may result in significant penalties and fines, which could have a material adverse effect on our business. We cannot assure our investors that governmental authorities will not impose additional restrictions on our activities that might adversely affect our business.

Since we intend to open our first Unit in Illinois, we will be subject to varying degrees of regulation and licensing by health care agencies and other regulatory authorities in Illinois and other states in which we will operate. Alzheimer’s facilities are subject to these regulations. Our success depends in part on our ability to comply with these regulations and requirements and to maintain the required licenses. Our operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care given to residents and revisions in licensing and certification standards. At present, all assisted living facilities operating in Illinois must become licensed as residential care facilities. In order to obtain such a license, the Unit must have a full-time director with documented course work in dementia care and ability-centered care, with certain educational qualifications.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by our executive officers on a voluntary basis.

Risk Factors

An investment in our common stock involves a high degree of risk. A potential investor should carefully consider the following factors and other information in this Form 10-KSB before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, our investors could lose all or part of their investment in our Company.

Risks related to our company

1.  We are a development stage company and may never be able to effectuate our business plan or achieve any revenues or profitability. Therefore, at this stage of our business, potential investors have a high probability of losing their entire investment.

We were established on October 3, 2006 and have no operating history. We are in the development stage and are subject to all of the risks inherent in the establishment of a new business enterprise. We have had no revenue and no patients to date. Our operations to date have been focused on organizational, start-up, and fund raising activities. As a development stage company, we are a highly speculative venture involving significant financial risk. It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

2.  We expect losses in the future because we have no revenue.

We are expecting losses over the next twelve months because we do not yet have any revenues to offset the expenses associated with the development and the marketing of our residential care units. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.  If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this annual report, at December 31, 2006 we had no revenue and incurred a net loss of approximately $32,607 for the period from October 3, 2006 (inception) to December 31, 2006. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from October 3, 2006 (inception) to December 31, 2006. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. Since our officers can work or consult for other companies, their activities could slow down our operations.

Our officers are also members of our board of directors, and they are not required to work exclusively for us. They do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that our directors will devote between 10 and 20 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

5.  We are heavily dependent upon our officers and directors. The loss of either Mr. Perlstein or Mr. Limor, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Haim Perlstein, our President, Treasurer, and Director, and Chaim Limor, our Secretary and Director, whose knowledge and leadership would be difficult to replace. If we were to lose either of their services, or if either of them is not available to us when we need him, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement.

6.  Our business is very labor intensive, we operate in a competitive market with limited personnel resources, and a failure to attract and retain qualified employees could harm our ability to execute our business plan.

We will be competing with other providers of residential care, nursing home care, and assisted living with respect to attracting and retaining qualified personnel. We will depend on the availability of Registered Nurses and Licensed Practical Nurses to provide skilled care to our Units' residents. According to the Ohio Hospital Association, the supply of nurses nationwide is predicted to be 800,000 short of demand by 2020. Because of the competitive market in which we operate, shortages of nurses and/or trained personnel may require us to enhance our wage and benefit package in order to compete and lure qualified employees. To date, we have no employees other than our officers and we can provide no assurance we will be able to attract and retain qualified nursing staff while ensuring that labor costs will kept low, or that, if they do increase, they can be matched by corresponding increases in revenues.

7.  We may not be able to compete with current Special Care Units and potential residential care homes, some of whom have greater resources and experience than we do.

The residential care market is intensely competitive and we believe that it will become even more competitive in the future. Our Alzheimer’s Special Care Units will compete with numerous other special care units operating in long-term care facilities, such as nursing homes, retirement villages, assisted living facilities and hospitals. We will compete with national companies such as HCR Manor Care, Alterra and Extended Care with respect to residential care. We will also compete with locally owned entities such as Glenbridge Nursing & Rehab Center, Glen Oaks, Regency Nursing Center, Bethany Terrace, Oakwood Terrace, The Claremont, The Moorings, Halsted Terrace, Alden, Park House, The Renaissance at 87th, The Renaissance, Deerbrook Nursing Center, Embassy Care Center and Health Care Facilities on a regional basis.

The entry of one or more of these large competitors into our potential market could reduce both our occupancy and the rates we may able to charge to our patients. In some cases, national publicly-traded competitors who experience lower than expected occupancies could rely on their greater financial resources to reduce their rates in order to increase occupancy. If such an event should occur, it may result in a decrease in our occupancies below expected levels. While demographics may improve and rates may stabilize, there can be no assurance that such an event will not occur in the future, and such an event could limit our ability to attract residents or expand our business and could have a negative effect on our financial condition, results of operations, and prospects. We can provide no assurance that competitive pressures will not have a material adverse effect on us.

8.  If we are unable to obtain funding, our business operations will be harmed. Even if we do obtain financing our then existing shareholders may suffer substantial dilution.

We will require funds to operate our Special Care Units, develop a marketing program and address all necessary infrastructure and health care concerns, as described below in the section entitled “Description of Business.” We anticipate that we will require up to approximately $250,000 to fund our operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

9.  We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our construction and operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of our investors’ entire investment.

10.  As we expand our operations, we may open or manage facilities that are geographically near other facilities that we operate or manage and could result in termination of management or franchising agreements.

While our initial goal is to establish our first Alzheimer’s Special Care Unit within an existing residential care facility and operate it successfully in terms of providing the finest available care for patients, while maximizing occupancy levels, reducing costs and growing revenues, we intend to open and operate additional Best Care Units. Additional Units will be established either by the company itself or in cooperation with business partners, possibly through branded franchising. While we intend to ensure that additional units will be sufficiently well-spaced so that they do not compete for business, there can be no assurance that as we grow, that circumstances will not arise where units which we own and/or manage will not compete with each other for patients. If this were to occur, it may damage our relationships with facilities that we manage that could result in the termination of our management/franchising agreements.

11.  Our officers and directors own a controlling interest in our voting stock, and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Approximately 70.6% of our outstanding common stock is owned by Haim Perlstein and Chaim Limor, our officers and directors. As a result, Mr. Perlstein and Mr. Limor have the ability to control substantially all matters submitted to our stockholders for approval including: election of our board of directors; removal of any of our directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. As a result of their ownership and positions, our directors and executive officers are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

12.  Our directors and officers own a significant percentage of our issued and outstanding shares of common stock, and any future sales of their shares may result in a decrease in the price of our common stock and the value of our investors’ investments in us.

Our directors and officers have control over 70.6% of the issued and outstanding shares of our common stock. The future prospect of sales of significant amounts of shares held by Mr. Perlstein and Mr. Limor could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of our investors’ investments in the Company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

13.  Because we do not have an audit or compensation committee, shareholders will have to rely on our directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our two directors, who are also our sole officers. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

14.  Due to the high-risk circumstances in which we conduct business, we may encounter liability claims in excess of insurance coverage; should such event occur, it may have a material adverse effect upon our financial condition and results of operations.

The provision of health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. As we are a development stage company, we do yet have liability insurance for any one exposure. Although we believe that it is in keeping with industry standards, there can be no assurance that claims in excess of any preset limit will not arise. Any such successful claims could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract and retain business.

15.  We are involved in an evolving and highly-regulated industry, which increases the cost of doing business and may require us to change the way our business is conducted. The residential care facilities in which our Special Care Units will operate must maintain all State and Federal licenses.

Health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, cost of doing business, and amounts of reimbursements from the government and other payers. The residential care facilities in which our units will operate will be subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. The failure of a facility in which we operate to comply with applicable requirements could cause the facility and us to be fined or could cause the cessation of the facility's business, which would have a material adverse effect on our company.

Our model for Alzheimer's care is in line with current thinking on optimal care for patients and is consistent with federal and state regulations. However, changes in the laws or new interpretations of existing laws may have a significant effect on our methods and costs of doing business. Our success will depend partially on our ability to satisfy the applicable regulations and requirements regarding our Special Care Units as well as the ability of the facilities in which we operate to comply with applicable regulations and maintain their required licenses. Our operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care given to the residents and revisions in licensing and certification standards. We believe that our operations will not violate any existing federal or state laws. But there can be no assurance that federal, state, or local laws or regulatory procedures which might adversely affect our business, financial condition, and results of operations for prospects will not be expanded or imposed.

16.  State Certificate of Need laws and other regulations could negatively impact our ability to grow our business.

The State of Illinois (and other states in which we could operate should we expand our business operations) have adopted Certificate of Need or similar laws that generally require that a state agency approve certain changes within residential care facilities. Pursuant to such laws, state regulatory authorities determine the need for certain nursing home bed additions, new services, capital expenditures, or other changes prior to the acquisition or addition of beds or services, the implementation of other changes, or expenditure of capital. State approvals for such matters are generally issued for specified maximum expenditures and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service or to operate the units. There can be no assurance that we will be able to obtain Certificate of Need approval for all future projects requiring the approval, or that approvals will be timely. Our Units must be staffed by the qualified personnel, as outlined under Government Regulations.

Risks related to our common shares

18.  We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, of which 4,250,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of an additional 95,750,000 shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

19.  Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

20.  Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for our investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over-The-Counter Bulletin Board (OTC:BB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTC:BB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

21.  The trading price of our common stock may be affected by limited trading volume and other factors beyond our control and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is likely to experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.   In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

22.  The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ended December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure our investors that we will be able to do so in a timely fashion.

23.  Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

24.  We may issue shares of preferred stock in the future that may adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of holders of common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock.

Item 2. Description of Property.

Our office is located at 811 Chicago Avenue, Suite 803, Evanston, Illinois 60022. We are leasing such space from Haim Perlstein, who is a director and an officer of our company, on a month-to-month basis at the rate of $200 per month. We believe that this space will be sufficient until we open our first facility and need to hire employees.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. None of our properties is the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for our common stock

Our common stock has been quoted through the Over-The-Counter Bulletin Board since February 20, 2007 under the symbol BCAE.OB.

Dividend Policy

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Record Holders

As of March 29, 2007, we had outstanding 4,250,000 shares of common stock, which were held by 46 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2006, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Recent Sales of Unregistered Securities

On October 5, 2006, we issued 2,200,000 shares of our common stock to Haim Perlstein, our President, Treasurer, and Director, in consideration for services previously rendered in the amount of $2,200. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On October 5, 2006, by action taken by our board of directors, we issued 800,000 shares of our common stock to Chaim Limor, our Secretary and Director, in consideration for services previously rendered in the amount of $800. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

In October through November of 2006, we issued 1,250,000 shares of common stock to 44 investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. The aggregate consideration paid for such shares was $62,500.00. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares and the date of the execution and delivery of the subscription agreement for such shares, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

Purchases of Our Equity Securities By Us or Our Affiliates

None

Item 6. Managements's Discussion and Analysis or Plan of Operation

Plan of Operation

We have not had any revenues since our inception on October 3, 2006. Over the next twelve months, we will focus on finding a suitable location in the State of Illinois in an existing, licensed, long-term care facility for our first Best Care Alzheimer's Special Care Unit.

Two main options we will consider in opening the first unit.

a)
Rental of Beds from a long-term care facility or retirement center - In this case we will seek to rent or lease suitable wing or section of a working long-term care community that is not filled to capacity. We will look to lease "beds" at rates ranging from $30-$35 per day. We will look to secure long-term leases of 5 years + 5 years. It will be our responsibility to re-design the space and manage the Unit.

b)
Joint Venture partnership with existing long-term care facility - in order to minimize costs and maximize profits, we will seek to joint venture with an existing facility. We will be responsible to re-design the section of the facility in which the Best Care Unit will be stationed and will be responsible for management of Unit. No monthly rental will be paid for the space, rather a profit split with the facility's owner will take place instead.

Our target number of "beds" will be 36 per Unit.

In the interim period, there may be opportunities to generate revenues by providing consulting and management services to residential care centers and to private clients having the responsibility of caring for Alzheimer’s patients. Our President has extensive experience in the field and himself has advised several nursing home facilities on there Special Care Units, and may seek out opportunities to provide advisory services aimed at helping operators to raise the level of care by acquiring specialist knowledge.

The Best Care Unit will require the long-term care facility in which it operates to have an operating license from the State of Illinois. This is called a Certificate of Need. Our executive officer holds an Illinois Administrator License, although we will be dependent on the facility in which we operate to maintain proper licensing.

Our future plans, call for opening a chain of Best Care Alzheimer's Long-term Care Facilities, similar to a retirement community atmosphere. These facilities which cater specifically to Alzheimer’s residents and are not Units within an existing long-term care facility which is our current business model. Our future plans, will call for either:

a)
New Facility - finding a suitable location, obtaining the necessary licenses and approvals and constructing the facility. Typically, the process of obtaining permits can take up to 18 months. Construction is likely to take at least two years to complete. As a result, the facility would become operational no earlier than four years from the time we decide to go this route;

b)
Taking Over Existing Facility - acquiring or otherwise gaining control of an existing residential facility which already holds a Nursing Home Administrators License and then converting it into a specialist Alzheimer's Facility. This route may be shorter, although the facility is unlikely to offer the ideal design concept.

Additional Equity Raises

We intend to raise $250,000 in order to re-design the first Unit in an existing facility and bring it into full operation. Such funds will be needed for the following purposes:

Re-design of wing	$100,000
Furniture & Equipment	30,000
Staff	100,000
Marketing	20,000
Total Investment Required	$250,000

Our vision is to create a brand of specialized Best Care Alzheimer Special Care Units, initially within existing long-term care facilities, and eventually in Best Care Alzheimer Facilities. The Alzheimer’s disease is expected to become increasingly common in the years ahead, driving the demand for specialized treatment and care facilities. We believe that we will be well placed to take advantage of the expanding market and our methods of treatment and activities can be a model for new Units throughout the US and in certain overseas locations.

Our growth may be achieved either through the leasing and operation of additional new Units or through franchising. With franchising, Best Care will provide its know-how, experience, programs and design in order to help its partners to open Best Care Units. This will allow us to accelerate the number of new Units, with limited cash investments on our side and allow us to share in the profits of the franchised or partnered Best Care Units.

By establishing brand recognition at an early stage the venture will position itself to attract potential franchisees and other types of business partners.

We do not have sufficient resources to effectuate our business. As of January 25, 2007 we had approximately $39,439 in cash. We expect to incur a minimum of $115,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Re-design of wing	$70,000
Furniture & Equipment	5,000
Staff	25,000
Marketing	15,000
Total Investment Required	$115,000

Additionally, $35,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead and general working capital.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from our officers or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Best Care, Inc.:

We have audited the accompanying balance sheet of Best Care, Inc. (a Nevada corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for period ended December 31, 2006, and from inception (October 3, 2006) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Care, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the period ended December 31, 2006, and from inception (October 3, 2006) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2006, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
March 16, 2007.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2006

2006
ASSETS
Current Assets:
Cash in bank	$44,435
Total current assets	44,435
Total Assets	$44,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$7,367
Accrued liabilities	4,000
Accrued office rent - Related party	600
Due to Director and stockholder	575
Total current liabilities	12,542
Total liabilities	12,542
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock, par value $.001 per share, 100,000,000 shares authorized; 4,250,000 shares issued and outstanding	4,250
Additional paid-in capital	61,250
Less - Common stock subscription receivable	(1,000)
(Deficit) accumulated during the development stage	(32,607)
Total stockholders' equity	31,893
Total Liabilities and Stockholders' Equity	$44,435

The accompanying notes to financial statements
are an integral part of this balance sheet.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2006, AND
CUMULATIVE FROM INCEPTION (OCTOBER 3, 2006)
THROUGH DECEMBER 31, 2006

	Period Ended December 31, 2006	Cumulative From Inception

Revenues	$-	$-
Expenses:
General and administrative-
Professional fees	27,968	27,968
Officers' compensation paid by issued shares	3,000	3,000
Other	1,240	1,240
Legal fees - Organization costs	399	399
Total general and administrative expenses	32,607	32,607
(Loss) from Operations	(32,607)	(32,607)
Other Income (Expense)	-	-
Provision for income taxes	-	-
Net (Loss)	$(32,607)	$(32,607)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,488,889

The accompanying notes to financial statements are
an integral part of these statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (OCTOBER 3, 2006)
THROUGH DECEMBER 31, 2006

	Preferred stock		Common stock		Additional Paid-in	Less -Common Stock Subscription	(Deficit) Accumulated During the Development
Description	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Totals
Balance - October 3, 2006	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for officers' compensation	-	-	3,000,000	3,000	-	-	-	3,000
Common stock issued for cash	-	-	1,250,000	1,250	61,250	(1,000)	-	61,500
Net (loss) for the period	-	-	-	-	-	-	(32,607)	(32,607)
Balance - December 31, 2006	-	$-	4,250,000	$4,250	$61,250	$(1,000)	$(32,607)	$31,893

The accompanying notes to financial statements are
an integral part of these statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2006, AND
CUMULATIVE FROM INCEPTION (OCTOBER 3, 2006)
THROUGH DECEMBER 31, 2006

	Period Ended December 31, 2006	Cumulative From Inception

Operating Activities:
Net (loss)	$(32,607)	$(32,607)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers' compensation	3,000	3,000
Changes in net liabilities-
Accounts payable - Trade	7,367	7,367
Accrued liabilities	4,000	4,000
Accrued office rent - Related party	600	600
Net Cash (Used in) Operating Activities	(17,640)	(17,640)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	61,500	61,500
Due to Director and stockholder	575	575
Net Cash Provided by Financing Activities	62,075	62,075
Net Increase in Cash	44,435	44,435
Cash - Beginning of Period	-	-
Cash - End of Period	$44,435	$44,435

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On October 5, 2006, the Company issued 2,200,000 shares of common stock, valued at $2,200 to an officer of the Company for services rendered.

On October 5, 2006, the Company issued 800,000 shares of common stock, valued at $800 to an officer of the Company for services rendered.

The accompanying notes to financial statements are
an integral part of these statements.

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Best Care, Inc. (“Best Care” or the “Company”) is a Nevada corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Nevada on October 3, 2006. The proposed business plan of the Company is to establish and operate a specialized residential care unit for patients with Alzheimer’s disease. The Company also intends to operate additional specialized residential care units for Alzheimer’s patients if the first unit established is successful in terms of occupancy levels, and profitability. The accompanying financial statements of Best Care were prepared from the accounts of the Company under the accrual basis of accounting.

The Company completed in January 2007 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,250,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

  Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its patients, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2006.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006, the carrying value of accounts payable - trade, a loan from a Director and stockholder, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2006, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

 Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006, and expenses for the period ended December 31, 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

 Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The proposed business plan of the Company is to establish and operate a specialized residential care unit for patients with Alzheimer’s disease. The Company also intends to operate additional specialized residential care units for Alzheimer’s patients if the first unit established is successful in terms of occupancy levels, and profitability.

During the period ended December 31, 2006, the Company was incorporated, received working capital through a loan from a stockholder, and completed a capital formation activity to raise $62,500 from the sale of common stock to various stockholders. The Company completed in early January 2007 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,250,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish its first specialized residential care unit for Alzheimer’s patients, and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2006, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of December 31, 2006, a loan from a Director, officer, and principal stockholder of the Company amounted to $575. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4) Common Stock

On October 5, 2006, the Company issued 2,200,000 of its common stock to its Director, President and Treasurer for services. The transaction was valued at $2,200.

On October 5, 2006, the Company issued 800,000 of its common stock to its Director and Corporate Secretary for services. The transaction was valued at $800.

On October 7, 2006, the Board of Directors of the Company approved a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise $62,500 through the issuance of 1,250,000 shares of its common stock, par value $.001 per share, at an offering price of $.05 per share. The PPO had an offering period of 180 days. On November 22, 2006, the Company closed the PPO and, through December 31, 2006, raised cash proceeds of $61,500, net of a stock subscription receivable of $1,000. The remaining stock subscription receivable was paid subsequent to December 31, 2006.

(5) Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2006, was as follows (assuming a 15% effective tax rate):

2006
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$4,900
Change in valuation allowance	(4,900)
Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2006, as follows:

2006
Loss carryforwards	$4,900
Less - Valuation allowance	(4,900)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2006, the Company had approximately $32,600 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2026.

(6) Related Party Transactions

As described in Note 3, as of December 31, 2006, the Company owed $575 to an individual who is a Director, President, Treasurer and principal stockholder of the Company.

As described in Note 4, the Company has entered into transactions with its officers and directors for their services, and has issued a total of 3,000,000 shares of its common stock at a value of $3,000.

Effective October 3, 2006, the Company entered into a verbal agreement with an individual who is a Director, President and principal stockholder of the Company to lease office space for operations in Evanston, IL. The monthly lease rate is $200, and the term of the lease arrangement is month to month. As of December 31, 2006, the Company accrued $600 in office rent expense related to the lease.

(7) Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Davis Accounting Group P.C. is our registered independent auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer, principal financial officer, and principal accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer, principal financial officer, and principal accounting officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age, present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Haim Perlstein 811 Chicago Avenue Suite 803 Evanston, IL 60022	61	President, Treasurer, and Director

Chaim Limor 811 Chicago Avenue Suite 803 Evanston, IL 60022	58	Secretary and Director

Haim Perlstein has been our director and our President and Treasurer since our inception in October 2006. Mr. Perlstein has been a business and managing partner of several Chicago area long-term care facilities. He has over 30 years of management experience, 29 of which have been in financial and operations management of long-term care facilities. His extensive experience has contributed to his vision of elderly care. From 1990-2006 Mr. Perlstein served as the Executive Director of Future Associates an investment and management company that is involved in ownership and management of nursing home facilities. From 1988-1990 Mr. Perlstein was a managing partner and administrator of the Royal Terrace Nursing Home. From 1980-1988 he was the Executive Director of the Northwest Home for the Aged. From 1978-1980 he was the Administrator of the Sherwyn Manor and prior to this from 1976-1978 he was a manager at the Blackstone Hotel; from 1973-1976 he was a nursing home administrator for the Wilton House. Under his leadership, one of the facilities managed by Mr. Perlstein, was acknowledged by the State of Illinois as a standard for excellence in care. In 1988 he received the Governor of Illinois Award for Administration. His working knowledge of long-term care operations has contributed to his success in retooling management practices. He has managed to improve resident care services and regulatory compliance in decertified facilities. He holds an Illinois Administrator License # 044-2212.

Chaim Limor has been our director and secretary since our inception in October 2006. Mr. Limor is an entrepreneur with over 30 years of managerial and start up business experience. He has successfully launched several businesses. Mr. Limor currently owns and manages My Travel Agent, a successful full service travel agency in Illinois. The company has two offices. Mr. Limor brings with him managerial and organizational experience as well as the ability to operate in a start up environment. From 1976 to 1982, Mr. Limor was the owner and operator of a travel company in Israel, 'Misholim, specialized in organizing tours and vacation packages to tourists. From 1982 to 1986, he was the regional manager for a travel company in Chicago specializing in organizing tours and vacation packages to vacation destinations such as Hawaii and Mexico. He also was involved in negotiating charter flights, commission agreements and preferred supplier to travel agent relationships. From 1986 to 1990, Mr. Limor was Vice President, Product Development, of Aviv Tours, which specialized in religious tours. Since 1990, he has been the owner and operator of My Travel Agent, a retail travel agency with two locations as well as a travel wholesale company.

There are no family relationships among our directors and officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Audit Committee; Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors and to date, such directors have been performing the functions of an audit committee.

Code of Ethics

The Company has not yet adopted a Code of Ethics because it has only two directors and officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock, the class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of our common stock. Reporting persons are required under SEC rules to furnish us with copies of all Forms 3, 4 and 5 which they file. During the fiscal year ended December 31, 2006, all required reports were filed.

Item 10. Executive Compensation.

Summary Compensation

Since our incorporation on October 3, 2006, Haim Perlstein has been our President, Treasurer, and Director, and none of our other officers has earned compensation exceeding $100,000 per year. During the period from inception (October 3, 2006) to December 31, 2006, no compensation was paid to Mr. Perlstein, except that on October 5, 2006, we issued to Mr. Perlstein 2,200,000 shares of our common stock. Such shares were issued to Mr. Perlstein as compensation for his time, efforts and services in connection with the founding of our company. Our board of directors determined that those services had a value of $2,200. The officers and directors of our Company do not intend to receive cash remuneration or salaries for their efforts unless and until our business operations are successful, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.

We have no employment agreements with any of our directors or executive officers. During the fiscal year ended December 31, 2006, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2006. We have no long-term incentive plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal year ended December 31, 2006 for services rendered to our company in all capacities by our principal executive officer and any officer with total compensation over $100,000 per year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Haim Perlstein (1)	2006	0	0	2,200	(2)	0	0	0	0	2,200	(2)

(1) Haim Perlstein has been our President, Treasurer, and Director since our incorporation on October 3, 2006.

(2) On October 5, 2006, by action taken by our board of directors, we issued 2,200,000 shares of our common stock to Mr. Perlstein in consideration for his time, efforts and services in connection with the founding of our company. Our Board of Directors valued those services at $2,200.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on October 3, 2006, Haim Perlstein and Chaim Limor have been our sole directors. On October 5, 2006, we issued to Mr. Perlstein 2,200,000 shares of our common stock as compensation for his time, efforts and services in connection with the founding of our company. Our board of directors determined that those services had a value of $2,200. On October 5, 2006, we issued to Mr. Limor 800,000 shares of our common stock as compensation for his time, efforts and services in connection with the founding of our company. Our board of directors determined that those services had a value of $800. No other compensation was paid to our directors during the period from our inception (October 3, 2006) through December 31, 2006.

The following table sets forth information concerning the compensation paid to or earned by our directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(j)
Haim Perlstein	0	2,200	(1)	0	0	0	0	2,200	(1)
Chaim Limor	0	800	(2)	0	0	0	0	800	(2)

(1) On October 5, 2006, by action taken by our board of directors, we issued 2,200,000 shares of our common stock to Mr. Perlstein in consideration for his time, efforts and services in connection with the founding of our company. Our Board of Directors valued those services at $2,200.

(2) On October 5, 2006, by action taken by our board of directors, we issued 800,000 shares of our common stock to Mr. Limor in consideration for his time, efforts and services in connection with the founding of our company. Our Board of Directors valued those services at $800.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 29, 2007, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,250,000 shares of our common stock issued and outstanding as of March 29, 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Best Care, Inc. 811 Chicago Avenue, Suite 803, Evanston, Illinois 60022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Haim Perlstein(1)	Common Stock	2,200,000	51.8%

Chaim Limor(2)	Common Stock	800,000	18.8%

Directors and Officers as a Group (2 persons)		3,000,000	70.6%

(1) Our President, Treasurer, and Director

(2) Our Secretary and Director

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On October 5, 2006, by action taken by our board of directors, we issued 2,200,000 shares of our common stock to Haim Perlstein, our President, Treasurer, and Director, in consideration for services previously rendered in the amount of $2,200. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On October 5, 2006, by action taken by our board of directors, we issued 800,000 shares of our common stock to Chaim Limor, our Secretary and Director, in consideration for services previously rendered in the amount of $800. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Since our inception, October 3, 2006, we have been leasing our office space located at 811 Chicago Avenue, Suite 803, Evanston, Illinois 60022, from Haim Perlstein, who is a director and an officer of our company, on a month-to-month basis at the rate of $200 per month.

As of December 31, 2006, a loan from Haim Perlstein, our President, Treasurer, and Director, amounted to $575. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as that term is defined by the rules and regulations of the American Stock Exchange or any other national securities exchange.

Item 13. Exhibits.

Exhibit	Description

3.1
Our Articles of Incorporation, incorporated by reference herein from Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006

3.2
Our By-Laws, incorporated by reference herein from Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006

4.1
Specimen of our common stock certificate, incorporated by reference herein from Exhibit 4.1 to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006

10.1
Form of our Regulation S Subscription Agreement, incorporated by reference herein from Exhibit 10.2 to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. 1350)

Item 14. Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for the period October 3, 2006 (inception) until December 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period was $7,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the period October 3, 2006 (inception) until December 31, 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements was $0.

(3) TAX FEES

The aggregate fees billed for the period October 3, 2006 (inception) until December 31, 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $0.

(4) ALL OTHER FEES

The aggregate fees billed for the period October 3, 2006 (inception) until December 31, 2006 for products and services provided by the principal accountant, other than the services reported above was $0.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by us to render audit or non-audit services, the accountant is nominated and approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

Best Care, Inc.

By:	/s/ Haim Perlstein
Name: Haim Perlstein
Title: President, Treasurer, and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Title:	Date:

/s/ Haim Perlstein	President, Treasurer, and Director	March 30, 2007
Haim Perlstein

/s/ Chaim Limor	Secretary and Director	March 30, 2007
Chaim Limor