Form 10QSB
period 2007-03-31
BEST CARE INC
filed 2007-05-17
CIK 1383852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-139564

BEST CARE, INC.

A Nevada Corporation	I.R.S. Employer No. 20-5659065

811 Chicago Avenue
Suite 803
Evanston, Illinois 60022
Phone: (847) 224-6999
Facsimile: (847) 919-3476

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of May 13, 2007, 4,250,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
(Unaudited)

ASSETS
	As of	As of
	March	December
	31,	31,
	2007	2006
Current Assets:
Cash in bank	$18,492	$44,435
Deposit	500	-

Total current assets	18,992	44,435

Total Assets	$18,992	$44,435

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$2,065	$7,367
Accrued liabilities	5,200	4,600
Due to stockholder	575	575

Total current liabilities	7,840	12,542

Total liabilities	7,840	12,542

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share, 100,000,000 shares
authorized; 4,250,000 shares issued and outstanding	4,250	4,250
Additional paid-in capital	61,250	61,250
Less - Common stock subscriptions receivable	(1,000)	(1,000)
(Deficit) accumulated during the development stage	(53,348)	(32,607)

Total stockholders' equity	11,152	31,893

Total Liabilities and Stockholders' Equity	$18,992	$44,435

 See notes to unaudited condensed financial statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2007	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	20,141	48,109
Officers' compensation paid by issued shares	-	3,000
Other	600	1,840
Legal fees - Organization costs	-	399

Total general and administrative expenses	20,741	53,348

(Loss) from Operations	(20,741)	(53,348)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(20,741)	$(53,348)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,250,000

See notes to unaudited condensed financial statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
(Unaudited)

	Three Months Ended	Cumulative
	March 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(20,741)	$(53,348)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Common stock issued for officers' compensation	-	3,000
Changes in net liabilities-
Deposit	(500)	(500)
Accounts payable - Trade	(5,302)	2,065
Accrued liabilities	600	5,200

Net Cash Used in Operating Activities	(25,943)	(43,583)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	-	61,500
Due to stockholder	-	575

Net Cash Provided by Financing Activities	-	62,075

Net (Decrease) Increase in Cash	(25,943)	18,492

Cash - Beginning of Period	44,435	-

Cash - End of Period	$18,492	$18,492

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On October 5, 2006, the Company issued 2,200,000 shares of common stock, valued at
$2,200 to an officer of the Company for services rendered.

On October 5, 2006, the Company issued 800,000 shares of common stock, value at
$800 to an officer of the Company for services rendered.

See notes to unaudited condensed financial statements

BEST CARE INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
1. Basis of presentation

 Financial Statement Presentation

The unaudited condensed financial statements of Best Care, Inc., of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2007.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and expenses during the reporting period. Actual results could differ from those estimates made by management.

2. Development Stage Activities and Going Concern

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-QSB, references to the "Company," "Best Care," "we," “our” or "us" refer to Best Care, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

We have not had any revenues since our inception on October 3, 2006, and we are a development stage company. We are focused on becoming involved in the long-term care and related services industry. Our goal is to establish a Specialized Alzheimer's Residential Care Unit and operate it successfully in terms of providing the finest available care for Alzheimer’s patients, while maximizing occupancy levels and revenues. The successful operation of the first Best Care Unit will be the model for additional Units which will be established either by the Company itself or in cooperation with business partners, possibly through branded franchising.

Over the next twelve months, we will focus on finding a suitable location in the State of Illinois in an existing, licensed, long term care facility for our first Best Care Alzheimer's Special Care Unit. We will consider the following two main options in opening the first unit:

(1) Rental of Beds from a long term care facility or retirement center - In this case we will seek to rent or lease suitable wing or section of a working long-term care community that is not filled to capacity. We will look to lease "beds" at rates ranging from $30-$35 per day. We will look to secure long term leases of 5 years + 5 years. It will be our responsibility to re-design the space and manage the Unit.

(2) Joint Venture partnership with existing long term care facility - in order to minimize costs and maximize profits, we will seek to joint venture with an existing facility. We will be responsible to re-design the section of the facility in which the Best Care Unit will be stationed and will be responsible for management of Unit. No monthly rental will be paid for the space, rather a profit split with the facility's owner will take place instead.

Our target number of "beds" will be 36 per Unit.

In the interim period, there may be opportunities to generate revenues by providing consulting and management services to residential care centers and to private clients having the responsibility of caring for Alzheimer patients. Our President has extensive experience in the field and himself has advised several nursing home facilities on there Special Care Units, and may seek out opportunities to provide advisory services aimed at helping operators to raise the level of care by acquiring specialist knowledge.

The Best Care Unit will require the long term care facility in which it operates to have an operating license from the State of Illinois. This is called a Certificate of Need. Our executive officer holds an Illinois Administrator License, although we will be dependent on the facility in which we operate to maintain proper licensing.

Our future plans, call for opening a chain of Best Care Alzheimer's Long Term Care Facilities, similar to a retirement community atmosphere. These facilities which cater specifically to Alzheimer’s residents and are not Units within an existing long-term care facility which is our current business model. Our future plans, will call for either:

(1) New Facility - finding a suitable location, obtaining the necessary licenses and approvals and constructing the facility. Typically, the process of obtaining permits can take up to 18 months. Construction is likely to take at least two years to complete. As a result, the facility would become operational no earlier than four years from the time we decide to go this rout; or

(2) Taking Over Existing Facility - acquiring or otherwise gaining control of an existing residential facility which already holds a Nursing Home Administrators License and then converting it into a specialist Alzheimer's Facility. This route may be shorter, although the facility is unlikely to offer the ideal design concept.
Additional Equity Raises

We intend to raise $250,000 in order to re-design the first Unit in an existing facility and bring it into full operation. Such funds will be needed for the following purposes:

$
Re-design of wing	100,000
Furniture & Equipment	30,000
Staff	100,000
Marketing	20,000
Total Investment Required	250,000

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

We do not have sufficient resources to effectuate our business. As of April 14, 2007 we had approximately $18,500 in cash. We expect to incur a minimum of $115,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

$
Re-design of wing	70,000
Furniture & Equipment	5,000
Staff	25,000
Marketing	15,000
Total Investment Required	115,000

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the period ended December 31, 2006 regarding concerns about our ability to continue as a going concern. Our audited and interim financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BEST CARE, INC.

Date: May 15, 2007	By:	/s/ Haim Perlstein
Name: Haim Perlstein Title: President, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)