Form 10QSB
period 2007-06-30
BEST CARE INC
filed 2007-08-14
CIK 1383852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒ No ☐

As of August 13, 2007, 4,250,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Financial Statements-

Balance Sheet as of June 30, 2007	F-2

Statements of Operations for the Three Months and Six Months Ended June 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2007,and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2007	F-5

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$13,115
Deposit	500

Total current assets	13,615

Total Assets	$13,615

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$457
Accrued liabilities	4,300
Due to stockholder	575

Total current liabilities	5,332

Total liabilities	5,332

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, par value $.001 per share, 100,000,000 shares
authorized; 4,250,000 shares issued and outstanding	4,250
Additional paid-in capital	61,250
(Deficit) accumulated during the development stage	(57,217)

Total stockholders' equity	8,283

Total Liabilities and Stockholders' Equity	$13,615

The accompanying notes to financial statements are
an integral part of this balance sheet.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 3, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	3,249	23,390	51,358
Officers' compensation paid by issued shares	-	-	3,000
Other	620	1,220	2,460
Legal fees - Organization costs	-	-	399

Total general and administrative expenses	3,869	24,610	57,217

(Loss) from Operations	(3,869)	(24,610)	(57,217)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(3,869)	$(24,610)	$(57,217)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,250,000	4,250,000

The accompanying notes to financial statements are
an integral part of these statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 3, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(24,610)	$(57,217)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	3,000
Changes in assets and liabilities-
Deposits	(500)	(500)
Accounts payable - Trade	(6,910)	457
Accrued liabilities	(300)	4,300
Net Cash (Used in) Operating Activities	(32,320)	(49,960)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	1,000	62,500
Due to stockholder	-	575
Net Cash Provided by Financing Activities	1,000	63,075
Net (Decrease) Increase in Cash	(31,320)	13,115
Cash - Beginning of Period	44,435	-
Cash - End of Period	$13,115	$13,115
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On October 5, 2006, the Company issued 2,200,000 shares of common stock, valued at $2,200 to an officer of the Company for services rendered.

On October 5, 2006, the Company issued 800,000 shares of common stock, value at $800 to an officer of the Company for services rendered.

The accompanying notes to financial statements are
an integral part of these statements.

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

The Company completed in December 2006 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,250,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was declared effective on January 5, 2007. The Company did not receive any proceeds from this registration activity as the shares of common stock were sold by selling stockholders.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2007, and for the periods ended June 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and its cash flows for the periods ended June 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Best Care’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2006, for additional information, including significant accounting policies.

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

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2007.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of accounts payable - trade, a loan from a Director and stockholder, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Concentration of Risk

As of June 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and expenses for the period ended June 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

During the period from inception through June 30, 2007, the Company was incorporated, received working capital through a loan from a stockholder, and completed a capital formation activity to raise $62,500 from the sale of common stock to various stockholders. The Company also completed in December 2006 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,250,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was declared effective on January 5, 2007. The Company did not receive any proceeds from this registration activity as the shares of common stock were sold by selling stockholders. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish its first specialized residential care unit for Alzheimer’s patients, and to commence operations.

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of June 30, 2007, a loan from a Director, officer, and principal stockholder of the Company amounted to $575. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4) Common Stock

On October 5, 2006, the Company issued 2,200,000 of its common stock to its Director, President and Treasurer for services. The transaction was valued at $2,200.

On October 5, 2006, the Company issued 800,000 of its common stock to its Director and Corporate Secretary for services. The transaction was valued at $800.

On October 7, 2006, the Board of Directors of the Company approved a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise $62,500 through the issuance of 1,250,000 shares of its common stock, par value $.001 per share, at an offering price of $.05 per share. The PPO had an offering period of 180 days. On November 22, 2006, the Company closed the PPO and, through March 31, 2007, raised cash proceeds of $62,500.

(5) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$580	$3,692
Change in valuation allowance	(580)	(3,692)
Total deferred tax provision	$-	$-

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The Company had deferred income tax assets as of June 30, 2007, as follows:

2007

Loss carryforwards	$8,582
Less - Valuation allowance	(8,582)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2007, the Company had approximately $57,200 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods through the year 2027.

(6) Related Party Transactions

As described in Note 3, as of June 30, 2007, the Company owed $575 to an individual who is a Director, President, Treasurer and principal stockholder of the Company.

As described in Note 4, the Company has entered into transactions with its officers and directors for their services, and has issued a total of 3,000,000 shares of its common stock at a value of $3,000.

Effective October 3, 2006, the Company entered into a verbal agreement with an individual who is a Director, President and principal stockholder of the Company to lease office space for operations in Evanston, IL. The monthly lease rate is $200, and the term of the lease arrangement is month to month. As of June 30, 2007, the Company had accrued $1,800 in office rent expense related to the lease.

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(7) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

BEST CARE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

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

Plan of Operation

We have not had any revenues since our inception on October 3, 2006, and we are a development stage company. We are focused on becoming involved in the long-term care and related services industry. Our goal is to establish a Specialized Alzheimer’s Residential Care Unit and operate it successfully in terms of providing the finest available care for Alzheimer’s patients, while maximizing occupancy levels and revenues. The successful operation of the first Best Care Unit will be the model for additional Units which will be established either by the Company itself or in cooperation with business partners, possibly through branded franchising.

Over the next twelve months, we will focus on finding a suitable location in the State of Illinois in an existing, licensed, long-term care facility for our first Best Care Alzheimer's Special Care Unit. We will consider the following two main options in opening the first unit:

(1) Rental of Beds from a long-term care facility or retirement center - In this case we will seek to rent or lease suitable wing or section of a working long-term care community that is not filled to capacity. We will look to lease “beds” at rates ranging from $30-$35 per day. We will look to secure long-term leases of 5 years + 5 years. It will be our responsibility to re-design the space and manage the Unit.

(2) Joint Venture partnership with existing long-term care facility - In order to minimize costs and maximize profits, we will seek to joint venture with an existing facility. We will be responsible to re-design the section of the facility in which the Best Care Unit will be stationed and will be responsible for management of Unit. No monthly rental will be paid for the space, rather a profit split with the facility’s owner will take place instead.

Our target number of “beds” will be 36 per Unit.

In the interim period, there may be opportunities to generate revenues by providing consulting and management services to residential care centers and to private clients having the responsibility of caring for Alzheimer patients. Our President has extensive experience in the field and has advised several nursing home facilities on their Special Care Units, and may seek out opportunities to provide advisory services aimed at helping operators to raise the level of care by acquiring specialist knowledge.

The Best Care Unit will require the long-term care facility in which it operates to have an operating license from the State of Illinois. This is called a Certificate of Need. Our executive officer holds an Illinois Administrator License, although we will be dependent on the facility in which we operate to maintain proper licensing.

Our future plans, call for opening a chain of Best Care Alzheimer's Long-Term Care Facilities, similar to a retirement community atmosphere. These facilities cater specifically to Alzheimer’s residents and are not Units within an existing long-term care facility which is our current business model. Our future plans, will call for either:

(1) A New Facility - finding a suitable location, obtaining the necessary licenses and approvals and constructing the facility. Typically, the process of obtaining permits can take up to 18 months. Construction is likely to take at least two years to complete. As a result, the facility would become operational no earlier than four years from the time we decide to go this route; or

(2) Taking Over An Existing Facility - acquiring or otherwise gaining control of an existing residential facility which already holds a Nursing Home Administrators License and then converting it into a specialist Alzheimer's Facility. This route may be shorter, although the facility is unlikely to offer the ideal design concept.

Additional Equity Raises

We intend to raise $250,000 in order to re-design the first Unit in an existing facility and bring it into full operation. Such funds will be needed for the following purposes:

Re-design of wing	$100,000
Furniture & Equipment	30,000
Staff	100,000
Marketing	20,000
Total Investment Required	$250,000

Our vision is to create a brand of specialized Best Care Alzheimer Special Care Units, initially within existing long-term care facilities, and eventually in Best Care Alzheimer Facilities. Alzheimer’s disease is expected to become increasingly common in the years ahead, driving the demand for specialized treatment and care facilities. We believe that we will be well placed to take advantage of the expanding market and our methods of treatment and activities can be a model for new Units throughout the United States and in certain overseas locations.

Our growth may be achieved either through the leasing and operation of additional new Units or through franchising. With franchising, Best Care will provide its know-how, experience, programs and design, in order to help its franchisees open Best Care Units. This will allow us to accelerate the number of new Units, with limited cash investments on our side, and allow us to share in the profits of the franchised or partnered Best Care Units.

By establishing brand recognition at an early stage the venture will position itself to attract potential franchisees and other types of business partners.

We do not have sufficient resources to effectuate our business. As of June 30, 2007 we had approximately $13,115 in cash. We expect to incur a minimum of $115,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses:

Re-design of wing	$70,000
Furniture & Equipment	5,000
Staff	25,000
Marketing	15,000
Total Investment Required	$115,000

Additionally, $35,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, office overhead, and general working capital.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Mattes to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

BEST CARE, INC.

Date: August 13, 2007	By:	/s/ Haim Perlstein
Name: Haim Perlstein Title: President, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)