Form 10QSB
period 2007-09-30
BEST CARE INC
filed 2007-11-15
CIK 1383852

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549	OMB Number 3235-0416
Expires: April 30, 2010
FORM 10-QSB	Estimated average burden hours per response: 182

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
	Commission file number	333-139564

Best Care, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5659065
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. A156, Xi Guo Yuan Yong Shun Village, Tongzhou District Beijing, P.R. China

(0086)10-60538544

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

As of November 13, 2007 the registrant had 93,442,441 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☒  No ☐

INDEX

PART 1 - FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis Or Plan of Operation
Item 3. Controls and Procedures

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Financial Statements-

Balance Sheet as of September 30, 2007	F-2

Statements of Operations for the Three-Months and Nine-Months Ended
September 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine-Months Ended September 30, 2007,
and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2007	F-5

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS

2007
Current Assets:
Cash in bank	$470
Deposit	500

Total current assets	970

Total Assets	$970

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,331
Accrued liabilities	3,649

Total current liabilities	4,980

Total liabilities	4,980

Commitments and Contingencies

Stockholders' (Deficit):
Preferred Stock, par value $.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common Stock, par value $.001 per share, 100,000,000 shares
authorized; 4,250,000 shares issued and outstanding	4,250
Additional paid-in capital	61,250
(Deficit) accumulated during the development stage	(69,510)

Total stockholders' (deficit)	(4,010)

Total Liabilities and Stockholders' (Deficit)	$970

The accompanying notes to financial statements are
an integral part of this balance sheet

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 3, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three-Months	Nine-Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	14,668	38,058	66,026
Officers' compensation paid by issued shares	-	-	3,000
Other	-	1,220	2,460
Legal fees - Organization costs	-	-	399

Total general and administrative expenses$ 14,668		39,278	71,885

(Loss) from Operations	$(14,668)	(39,278)	(71,885)

Other Income (Expense)	2,375	2,375	2,375

Provision for Income Taxes	-	-	-

Net (Loss)	$(12,293)	$(36,903)	$(69,510)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,250,000	4,250,000

The accompanying notes to financial statements are
an integral part of this balance sheet

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007, AND
CUMULATIVE FROM INCEPTION (OCTOBER 3, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Nine Months
	Ended	Cumulative
	September 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(36,903)	$(69,510)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	-	3,000
Changes in assets and liabilities-
Deposit	(500)	(500)
Accounts payable - Trade	(6,036)	1,331
Accrued liabilities	(951)	3,649

Net Cash (Used in) Operating Activities	(44,390)	(62,030)

Investing Activities:
Cash provided by investing activities	-	-

Net Cash Provided by Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	1,000	62,500
Due to stockholder	(575)	-

Net Cash Provided by Financing Activities	425	62,500

Net (Decrease) Increase in Cash	(43,965)	470

Cash - Beginning of Period	44,435	-

Cash - End of Period	$470	$470

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

On October 5, 2006, the Company issued 2,200,000 shares of common stock, valued at
$2,200 to an officer of the Company for services rendered.

On October 5, 2006, the Company issued 800,000 shares of common stock, value at
$800 to an officer of the Company for services rendered.

In August 2007, the Company was forgiven of debt totaling $2,375 from a former stockholder and Director.

The accompanying notes to financial statements are
an integral part of these statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In December 2006, the Company completed an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,250,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was declared effective on January 5, 2007. The Company did not receive any proceeds from this registration activity as the shares of common stock were sold by selling stockholders.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the periods ended September 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the periods ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Best Care’s audited financial statements contained in its Annual Report on Form 10-KSB as of December 31, 2006, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three-months or less to be cash and cash equivalents.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accounts payable - trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the period ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

During the period from inception through September 30, 2007, the Company was incorporated, received working capital through a loan from a stockholder, and completed a capital formation activity to raise $62,500 from the sale of common stock to various stockholders. The Company also completed in December 2006 an activity to submit a Registration Statement on Form SB-2 to the SEC to register 1,250,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was declared effective on January 5, 2007. The Company did not receive any proceeds from this registration activity as the shares of common stock were sold by selling stockholders. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish its first specialized residential care unit for Alzheimer’s patients, and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

On August 27, 2007, a loan in the amount of $575 from a former Director, officer, and principal stockholder of the Company was forgiven.

On August 27, 2007, accrued rent in the amount of $1,800 due to a former Director, officer, and principal stockholder of the Company was forgiven.

(4) Common Stock

On October 5, 2006, the Company issued 2,200,000 of its common stock to its former Director, President and Treasurer for services. The transaction was valued at $2,200.

On October 5, 2006, the Company issued 800,000 of its common stock to its former Director and Corporate Secretary for services. The transaction was valued at $800.

On October 7, 2006, the Board of Directors of the Company approved a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise $62,500 through the issuance of 1,250,000 shares of its common stock, par value $.001 per share, at an offering price of $0.05 per share. The PPO had an offering period of 180 days. On November 22, 2006, the Company closed the PPO and, through March 31, 2007, raised cash proceeds of $62,500.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

On August 22, 2007, Best Care entered into a Stock Purchase Agreement with Cosell Investments, Ltd. (the “Buyer”), and Haim Perlstein and Chaim Limor (collectively, the “Sellers”). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 3,000,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, the Buyer acquired control of the Company on August 27, 2007, by purchasing approximately 70.6% of the issued and outstanding shares of common stock of the Company directly from the Sellers.

(5) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,845	$5,537
Change in valuation allowance	(1,845)	(5,537)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007

Loss carryforwards	$10,427
Less - Valuation allowance	(10,427)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $69,510 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various periods through the year 2027.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(6) Related Party Transactions

As described in Note 4, the Company has entered into transactions with its former officers and Directors for their services, and has issued a total of 3,000,000 shares of its common stock at a value of $3,000.

Effective October 3, 2006, the Company entered into a verbal agreement with an individual who was a Director, President and principal stockholder of the Company to lease office space for operations in Evanston, IL. The monthly lease rate is $200, and the term of the lease arrangement is month to month. On July 1, 2007, the parties mutually agreed to cancel the lease agreement. On August 27, 2007, the accrued rent of $1,800 was forgiven by the former Director, President, and principal stockholder of the Company.

As described in Note 3, during the three-month period ended September 30, 2007, the Company was forgiven of debt amounting for $525 by the former Director, President, Treasurer, and principal stockholder of the Company.

(7) Change in Management

As described in Note 4, on August 22, 2007, Best Care entered into a Stock Purchase Agreement with Cosell Investments, Ltd. (the “Buyer”), and Haim Perlstein and Chaim Limor (collectively, the “Sellers”). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 3,000,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, the Buyer acquired control of the Company on August 27, 2007, by purchasing approximately 70.6% of the issued and outstanding shares of common stock of the Company directly from the Sellers.

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 3,000,000 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, (ii) Chaim Limor tendered his resignation from the Board of Directors and as an officer of the Company, and (iii) Haim Perlstein tendered his resignation from the Board of Directors and as an officer, effective as of ten days after the delivery to the stockholders of the Company of an Information Statement pursuant to Rule 14f. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

(8) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

BEST CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

(9)  Subsequent Events

On October 19, 2007, the Company entered into a Merger Agreement, pursuant to which the Company acquired China Baolong Logistics Limited (“CBL”) from the CBL Shareholders. Pursuant to the Merger Agreement, CBL became a wholly owned subsidiary of the Company. Further, the Company also became the indirect owner of the Chinese operating subsidiary of CBL, Beijing Baolong Logistics Company Limited (“BBL”).

CBL was formed on March 7, 2007, under the laws of the British Virgin Islands. CBL owns all of the issued and outstanding stock and ownership of BBL. Currently, BBL engages primarily in the distribution of books to retail book sellers, eggs to retail stores, raw logs to saw mills and paper mills, railway and highway logistic transportation, and storage services for large cargoes.

Item 2. Management’s Discussion and Analysis Or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Plan of Operation

We are a development stage company, and have not recognized any revenues since October 3, 2006 (date of inception). Until August 22, 2007, we were focused on becoming involved with the long-term care and related services industry. Our goal was to establish a Specialized Alzheimer’s Residential Care Unit and operate it successfully in terms of providing the finest available care for Alzheimer’s patients, while maximizing occupancy levels and revenues.

However, on August 22, 2007, our Directors and officers (collectively the “Sellers”) entered into a Stock Purchase Agreement with Cosell Investments, Ltd. (the “Buyer”). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 3,000,000 shares of our common stock. As a result of the Stock Purchase Agreement, the Buyer acquired control of us on August 22, 2007, by purchasing approximately 70.6% of the issued and outstanding shares of our common stock directly from the Sellers.

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 3,000,000 shares of our common stock from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to our Board of Directors, (ii) Chaim Limor tendered his resignation from our Board of Directors and as an officer, and (iii) Haim Perlstein tendered his resignation from our Board of Directors and as an officer, effective as of ten days after the delivery to our stockholders of an Information Statement pursuant to Rule 14f. In addition, Jing Jiang was appointed as our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.

In addition, on October 19, 2007, we entered into a Merger Agreement, pursuant to which we acquired China Baolong Logistics Limited (“CBL”) from the CBL Shareholders. Pursuant to the Merger Agreement, CBL became our wholly owned subsidiary. Further, we also became the indirect owner of the Chinese operating subsidiary of CBL, Beijing Baolong Logistics Company Limited (“BBL”).

CBL was formed on March 7, 2007, under the laws of the British Virgin Islands. CBL owns all of the issued and outstanding stock and ownership of BBL. Currently, BBL engages primarily in the distribution of books to retail book sellers, eggs to retail stores, raw logs to saw mills and paper mills, railway and highway logistic transportation, and storage services for large cargoes.

As a result of the events described above, our Business Plan and focus have changed from Alzheimer’s Care Units to the operations of BBL.

Results of Operations:

Three Months and Nine Months Ended September 30, 2007

We are a development stage company, and have not generated any revenues since our inception. General and administrative expenses were $14,688 and $39,278 for the three and nine-month periods ended September 30, 2007, respectively. These expenses are mainly attributable to professional fees incurred for the related periods.

We have, in our history, not generated any income from operations, have incurred substantial expenses, and have sustained losses. As a result of the Merger Agreement with CBL, we anticipate that our consolidated operations will provide for the realization of revenues and net income during the remainder of 2007.

Liquidity and Financial Resources

During the nine months ended September 30, 2007, net cash used in operating activities amounted to $(44,390). The increase in net cash used in operating activities primarily resulted from our net loss of $(36,903) and a decrease in accounts payable - trade and accrued liabilities, offset by an increase in a deposit.

Net cash provided by financing activities amounted to $425 for the nine months ended September 30, 2007. The increase resulted primarily from the issuance of stock for cash.

As of September 30, 2007, our cash resources amounted to $470. Current liabilities exceeded current assets by $4,010, and our deficit accumulated during the development stage amounted to $69,510.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Responsive information previously has been included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Responsive information previously has been included in a Current Report on Form 8-K.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Best Care, Inc.

Date: November 15, 2007	By:	/s/ Jing Jiang
Jing Jiang
Chief Executive Officer, Chief Financial Officer