Form 10-K
period 2007-12-31
Beijing Logistic, Inc.
filed 2008-04-15
CIK 1383852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission file number 333-139564

BEIJING LOGISTIC, INC.
(Name of Registrant as specified in Its Charter)

NEVADA	20-5659065
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. A156, Xi Guo Yuan, Yong Shun Village
Tongzhou District
Beijing, P.R. China
(Address of Principal Executive Offices, including zip code.)

(0086)10-60538544
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity. As of the last business day of the Registrant’s most recently completed second fiscal quarter was $46.8 million.

State the number of shares outstanding of each of the issuer’s classes of common equity: as of April 07, 2008, there were 93,442,442 shares of common stock outstanding.

Forward-Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

PART I

ITEM 1. BUSINESS

Beijing Logistic, Inc. (“Beijing Logistic” or the “Company” and formerly Best Care, Inc.) is a Nevada corporation that initially planned to establish and operate a specialized residential care unit for patients with Alzheimer’s disease. The Company also planned to operate additional specialized residential care units for Alzheimer’s patients if the first unit established is successful in terms of occupancy levels, and profitability. The Company was incorporated under the laws of the State of Nevada on October 3, 2006, under the name of Best Care, Inc.

On October 19, 2007, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with BCAE Merger Sub, Inc. (“Sub”), China Baolong Logistic Limited (“CBL”), Jing-Xue Sun, Ying Zhang, Hong-Cai Sun, Yi-Xiang Yu, Jing-Shu Sun, Ruo-Gu Zhong, Yan Zhang, Xin-Hua Li, Zhong-Zhi Yu, Guo-Cai Wang, Shenzhen Huayin Guaranty & Investment Company Limited, Billion Hero Investments Limited, ARJUNO Investments Limited, Innovation Gainings Investments Limited, Even Bright Investment Limited, Volento Investments Limited, Nation City Investments Limited, and Quick Agent Investments Limited. Pursuant to the Merger Agreement, CBL became a wholly owned subsidiary of the Company. Further, the Company also became the indirect owner of the Chinese operating subsidiary of CBL, Beijing Baolong Logistics Company Limited (“BBL”). CBL was formed on March 7, 2007, under the laws of the British Virgin Island. CBL owns all of the issued and outstanding stock and ownership of BBL. BBL was organized in 1990, under the laws of the PRC. BBL engages primarily in the distribution of books to retail booksellers, eggs to retail stores, raw logs to saw mills and paper mills, railway and highway logistic transportation, and storage services for large cargoes.

Business Overview

We conduct all of our business in China through our operational subsidiary-Beijing Baolong Logistic, Co. Ltd. It is one of China’s largest third-party logistics providers, specializing in Books & Magazines, agricultural products and Chinese traditional medicine storage and shipping. We provide full-service, client-specific solutions to clients in the industry above, combining the flows of goods, information, and funds.

Our operational subsidiary-Beijing Baolong Logistics Company was founded at 1990 as a small delivery company, mainly focusing on egg and daily products’ shipping. Today, we have extended our service to a diverse portfolio of customers and industries, including hundreds of products. To improve operations for hundreds of clients by reducing costs and products transportation period, all of our facilities are operated by seasoned logistics professionals invested in providing customers dependable integrated warehousing, transportation, and logistics services. Our collaborative effort of people, technology, and location allow us to meet the needs of even the most demanding customers. This has made us a trusted third-party provider of logistics services in China.

In terms of operational scale and capacity, we have 24 branches and distribution centers nationwide. The headquarters are located in Tongzhou District, Beijing, including office buildings totaling 20,000 square feet and warehouses totaling nearly 200,000 square feet. The total storage capacity of our warehouses nationwide is approximately 800,000 square feet.

Our net revenues for the years ended December 31, 2007, 2006, and 2005, were $85,916,514, $56,604,535, and $40,704,142, respectively.

Business Segments

We mainly engage in books and magazines, agricultural products, wood, and Chinese traditional medicine storage and transportation services.

Books & Magazine Storage and Distribution

Books and magazine storage and distribution is our core business. We entered this industry in 1995, with a well-established modern business operating system and multiple different transportation routes. By combining warehousing, transportation, and logistics, we have approximately 70% of total market share of the books and magazine distribution industry in China.

We have established a business relationship with over 900 publishers in China. In 2007, our top five clients are Zhongxin Publisher, National Defense Industry Press, Blue Image Publisher, Foreign Language Education Publisher, and Mechanical Engineering Publisher. These five customers account for approximately 40% of the Company’s total revenues from the publishing logistics business. The Company does not rely on any single customer, as we have a broad customer network.

We are the first logistics company to have its own warehouse and trusteeship management system for the books and the magazine industry. We operate professionally managed, secure, dry storage space in the Midwest, Southeast, and Northeast regions of the China; providing inventory control, Pick/ Pack service, and order fulfillment.

The major competitors in the books and magazine segment are: Liulin Logistics Company Limited; China Southwest Logistics Company Limited; and Hongxianda Logistics Company Limited.

Our yearly transportation capacity is over 500,000 tons.

Agricultural Products Distribution

Shipping eggs from Northern China to Southern China is our earliest business. Northeast Liaoning, Jilin, and Heilongjiang Provinces are China's egg production base, and there are approximately 550 tons of eggs being sold to Southern China every day, which accounts for over 34% of the total eggs shipped throughout China. We transfer eggs from Shenyang city, which is the capital city of Liaoning provinces and center of egg production base, to southern China and Hong Kong markets via four major railroad lines: Shenyang- Guangzhou; Beijing-Guangzhou; Guangzhou-Hong Kong; and Guangzhou-Macao. Today, we account for nearly 90 percent of the total shipping volume of eggs, which is approximately 480 tons per day, from Shenyang city to southern China.

Because of our advantage in the market share in connection with the distribution of eggs, we do not have major competitors. Our major clients are: Guangdong Xinghua Company Limited, Dongguan Lianxing Company Limited; Guangzhou Xingxing Food Distribution Company Limited, Guangzhou Zhengda Company Limited, and Guangzhou Wanshun Company Limited. These five customers account for approximately 30% of the Company’s total revenues from the eggs logistics business. The Company does not rely on any single customer, as we have a broad customer network.

Our yearly transportation capacity is approximately 200,000 tons.

Chinese Traditional Medicine

The origin of raw materials of Chinese Traditional Medicine is Heilongjiang Province, Jilin Province, and Liaoning Province area, which are located in Northern China. We focus on the shipping of raw materials from Northern China to the biggest consumption markets in China-Guangzhou, Hong Kong and Macao, which, accounts for approximately 95% of the market share. The major product we ship is “Northeast Changbai Mountain ginseng herbs,” which is a well-known and expensive medicine in China. According to statistics in the Northeast provinces of China, during 2003 and 2004, the demand for ginseng was approximately 6,000 tons annually. In 2005, the demand increased to 7,000 tons annually. In this same period, the Pearl River Delta Region, including Hong Kong, Macao, and Taiwan consumed over 65% of the ginseng provided by the Chinese market.

Our yearly transportation capacity is approximately 100,000 tons.

Distribution and Transportation

Our transportation solutions are comprised of seasoned transportation professionals with the expertise to reduce clients’ transit times and optimize TL / LTL (Truckload/Less Than Truckload) programs to lower freight costs. All of our facilities are rail and highway-served. The total transportation volume can reach 1,500,000 tons per year. We have the ability to coordinate outbound rail and highway shipments from our distribution centers to customers, and also to facilitate inbound rail shipments coming from clients’ manufacturing sites to our facilities. We provide rail shipment tracking for all outbound orders originating at our facilities, as well as other rail shipments upon request. The partnerships that we have developed with rail carriers over the past two decades allow us to help customers work closely with railroads to expedite shipments and track trucks.

For highway transportation, we have 49 trucks and trailers in diversified models and sizes, which connect our nationwide distribution centers.

Our Transportation System has the following features:

•	Event and status monitoring

•	Filtering the results to view only shipments deviating from trip plans

•	Forwarder and carrier rating and performance reporting

•	Appointment scheduling

•	Contract fulfillment, route, and rate management

•	Freight auditing

•	Equipment demurrage, detention, and per diem management

Technology

Technology is the backbone of everything we do at Beijing Logistic Inc. It is at the heart of customer access to the Company. We launched several advanced technology systems to monitor different business segments:

WMS - Warehouse Management Systems

We provide one of the most flexible and expandable sets of facility software available with modules to cover everything from purchasing to inventory control, logistics, warehouse automation, order processing, fulfillment verification, returns processing (reverse logistics), facilities maintenance, and maintenance automation which helps us manage, control, and review inventory levels in real time in a single facility or across an enterprise.

Inventory tracking is a critical requirement for WMS. Inventory status must always be available and current, broken down by item, lot, or sublot, as required. By flagging each transaction by “stage,” where it is in the process, the inventory is maintained by the quantity in the possession of the warehouse, by pending receipts/shipments, and by receipts/shipments outside of the usual planning period of the warehouse. Unavailable inventory, such as damaged items, customs holds, quality assurance issues, and reserved inventory are separately tracked. This information is available to the customer as printed, faxed, or e-mailed reports, and over the internet.

Our online internet access is available for entering or updating receipts and shipments, up to the point where the customer can assign inventory to an order. Customers may also inquire into the status of orders, available inventory, and transaction history. This includes the ability to print reports. Each customer can customize its view of the data.

GPS-Global Positioning System

We use a GPS system to track, locate packages, and to gather the latest information in order to reduce the time for transportation vehicles scheduling and assignment.

RTX -Real Time Exchange System

This system improves communications services in our different departments. Different departments can update and track the latest inventory, shipping, and other information between departments in our internal internet.

EDI-Electronic Data Interchange System

EDI is a computer-to-computer exchange of structured information from one computer application to another by electronic means with a minimum of human intervention. We use the electronic exchange of documents for receipts, shipments, and inventory status information. The communications module we use automatically sends files to, and receives files from, the customer or an intermediary, sends acknowledgements and processes the data.

Below is the some of transaction information that goes through the EDI:

Incoming Transaction Sets	Outgoing Transaction Sets
Inventory Inquiry/Advice	Trans Carrier Shipment Status Message
Purchase Order	Inventory Inquiry/Advice
Ship Notice/Manifest	Warehouse Activity Report
Text Message	Advance Ship Notice
Item Maintenance	Order Status Report
Warehouse Shipping Order	Inventory Status Report
Warehouse Stock Transfer Shipment Advice	Warehouse Stock Transfer Receipt Advice
Administrative Message	Warehouse Shipping Advice
Functional Acknowledgement	Warehouse Inventory Adjustment Advice
Acceptance/Rejection Advice	Functional Acknowledgement
Acceptance/Rejection Advice

With a comprehensive network of service centers and advanced information systems, we can help clients meet their critical business standards.

Employees

Currently, the Company has 862 employees, of which 686 are full time.

ITEM 1A. RISK FACTORS

Risks associated with our Common Stock

There is a limited public market for our common stock.

There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition, or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements, or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market.

Our common stock is currently quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock.

Prior to the merger in October 2007 as described above, Beijing Baolong Logistics Co. Ltd. paid dividends to its stockholders. There are no plans for paying dividends on common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the operation of our business. Therefore there can be no assurance that holders of commons tock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations, and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

The value of investments in Chinese businesses could be adversely affected by political, economic, and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

Changes in policy could result in imposition of restrictions on currency conversion, imports, or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in China.

As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation, and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws, and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic, or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with accounting principles generally accepted in the United States. China’s accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic system. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic, and social factors, such as political changes, changes in the rates of economic growth, unemployment, or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and are held through a wholly owned subsidiary incorporated under the laws of Nevada. Our current operations are conducted in China. In addition, our Directors and officers are residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risk Factors Associated with Our Business

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

We are highly dependent upon the services of our senior management team, particularly Yu Zhang, our Chief Executive Officer and other executives in the management team. The permanent loss for any of our key executives could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals.

If we are unable to successfully integrate the businesses we acquire, our ability to expand our product offerings and geographic reach may be significantly limited.

In order to expand our product offerings and grow our customer base by reaching new customers through expanded geographic coverage, we may continue to acquire businesses that we believe are complimentary to our growth strategy. Acquisitions involve numerous risks, including difficulties in the assimilation of acquired operations, loss of key personnel, distraction of management’s attention from other operational concerns, failure to maintain supplier relationships, inability to maintain goodwill of customers from acquired businesses, and the inability to meet projected financial results that supported how much was paid for the acquired businesses.

Our business will be harmed if we are unable to maintain our supplier alliance agreements with favorable terms and conditions.

We have licensing/distribution agreements with key suppliers in a number of major product categories. Our business will be harmed if we are unable to maintain these favorable agreements or are limited in our ability to gain access to additional like agreements with our key suppliers.

Market risk

Our exposure to market risk is directly related to China’s economy, especially the logistics market. If the economy or logistics market were to slow down due to political, economic, or other reasons, Company operations, and revenues would be adversely impacted.

The inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations, and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management. Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, union relationships, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. There can be no assurance that we will be able to identify, attract and retain experienced accounting and financial personnel.

Our future success depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

We do not own any land or buildings; as we rent all of our offices and warehouses. Our executive offices are located at No. A156, Xi Guo Yuan, Yong Shun Village, Tongzhou District, Beijing, P.R. China, which is also the headquarters of Beijing Logistic Inc. The headquarters has two office buildings and four warehouses, with a total of approximately 220,000 square feet, with annual rent approximately $601,044. The lease period is from 2002 to 2011.

Other equipment is carried at cost. Depreciation and amortization are provided under the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—5 to 10 years; Production Machines— 5 to 10 years; Office equipment—5 years. We own an aggregate of 49 cars and trucks. The total book value of vehicles is $1,675,834, with approximately $579,247 of accumulated depreciation. The book value for office equipment is $299,382, with approximately $98,719 of accumulated depreciation; for production machinery, book value is $132,617 with approximately $75,582 of accumulated depreciation.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to any material pending legal proceeding. The Company’s management does not believe that there are any proceedings to which any Director, officer, or affiliate of the Company, any owner of record of beneficially held or owner of more than five percent (5%) of the Company’s common stock, or any associate of any such Director, officer, affiliate of the Company, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 30, 2007, stockholders who owned 57,674,967 shares of the Company’s common stock, (then representing approximately 61.72% of the outstanding shares of the Company’s common stock), executed and delivered written consents authorizing an amendment to the Company’s Articles of Incorporation, to: (i) change the Company’s name, and (ii) increase the number of authorized shares of common stock from 100,000,000 to 500,000,000. The Company filed and mailed an Information Statement on Schedule 14C, and reference is made thereto. The documents pertaining to the change in the number of shares authorized were filed with the Nevada Secretary of State on January 15, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was quoted through the Over-The-Counter Bulletin Board from February 20, 2007 through January 15, 2008 under the symbol BCAE.OB. On January 15, 2008, our symbol was changed to “BJGL.OB.” The following table sets forth the range of quarterly high and low closing bids of the common stock from February 20, 2007, though December 31, 2007:

	low bid*	high bid*

2007
Quarter ended March (1)	$0.5	$0.75
Quarter ended June	$0.75	$0.75
Quarter ended September	$0.75	$0.75
Quarter ended December	$0.75	$0.75

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(1) Period commences February 20, 2007, the date our common stock commenced quotation on the Over-The-Counter Bulletin Board.

Stockholders

As of the close of business on April 11, 2008, there were approximately 28 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in a “street name.”

Dividends

Prior to the merger in October 2007 as described above, Beijing Baolong Logistics Co. Ltd. (our operating subsidiary) paid dividends to its stockholders under the laws of the PRC. For the year ended December 31, 2007, the payment for the dividends amounted to $4,566,801, and for the year ended December 31, 2006, the aggregate amount was $6,268,980. Beijing Baolong Logistics Co. Ltd. made such dividend payments to its shareholders by advancing such sums to its stockholders in March and or April of the respective year. These advances are repayable to the Company upon demand and bear no interest. The recipients of this dividend include Mr. Jingxue Sun (Chairman of the Board of Directors of the Company). This practice was performed by our operational subsidiary-Beijing Baolong Logistics Company Limited, before Best Care, Inc. acquired it and did not involve the stockholders of Best Care, Inc.

Best Care, Inc. has not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

As of December 31, 2007, none of our equity securities was authorized to be issued under any compensation plans (including individual compensation arrangements).

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2007.

Recent Sales of Unregistered Securities

All equity securities sold by us during the period covered by this Report previously has been included on a Current Report on Form 8-K.

Forward Looking Statements

We have included and from time to time may make in our public filings, press releases, or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media, and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data with respect to fiscal years 2005 through 2007 have been derived from the Company’s audited financial statements. The information should be read in conjunction with the financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2007	2006	2005
Net Sales	$85,916,514	$56,604,535	$40,704,142
Cost of Revenues	$64,186,115	$41,268,167	$30,018,749
Operating Income	$20,161,313	$14,152,801	$9,706,727
Net income	$13,537,223	$9,556,333	$6,570,624
Foreign Exchange Rate	0.1371	0.1256	0.1222

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Our MD&A is comprised of three major sections: Results of Operations, Financial Condition, and 2008 outlook. These sections include the following information:

•
Results of Operations include an overview of our 2007 results compared to 2006. This section also includes a discussion of key actions and events that impacted our results, as well as a discussion of our outlook for 2008.

•	The overview is followed by a financial summary and analysis for each of our reportable business segments.

•
Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources, and contractual cash obligations, including a discussion of our cash flow statements and our financial commitments.

The key indicators necessary to understand our operating results include:

•	The overall customer demand for our various services;

•	The volumes of transportation and business services provided through our networks, primarily measured by our average daily volume and shipment weight;

•	The mix of services purchased by our customers;

Results of Operations

The following table compares revenues, operating income, operating margin, and net income for the years ended December 31, 2007, and 2006:

	2007	2006	% Change
Revenues	$85,916,514	$56,604,535	51.8%
Cost of Revenues	$64,186,115	$41,268,167	55.5%
General and Administrative Expenses	$1,569,086	$1,183,567	32.6%
Operating Income	$20,161,313	$14,152,801	42.5%
Operating Margin	23.47%	25%	-1.5%
Net Income	$13,537,223	$9,556,333	41.7%

The following table shows changes in revenues by certain reportable segments for 2007, and 2006:

	Revenues
	2007	2006	% change
Books	$51,948,062	$31,145,205	66.8%
Agricultural Products	$19,619,449	$14,601,965	34.4%
Traditional Medicine	$13,992,828	$10,105,216	38.5%
Other	$356,175	$752,149	-52.65%

The following table shows changes in transportation capacity (tons) by reportable segment for 2007, and 2006,:

	Yearly Shipping Weight (tons)
	2007	2006	Percentage Change
Books	504,714	317,916	58.8%
Agricultural Products	218,026	170,482	27.9%
Traditional Medicine	99,130	75,213	31.8%
Other	119,202	147,148	-19.0%

Revenues

From the table above, total sales increased 51.8%, from $56,604,535 in 2006 to $85,916,514 in 2007. The major contribution of this growth was the expansion of our Books Logistics business. In 2007, revenues from books and magazines logistics management increased 66.8% compared to 2006, because we continued to focus on expanding warehouse service offerings as a third party logistics trustee company. We built up new distribution centers in large cities in order to organize and manage inventory for many publishers, as a result, we earned profit not just from books and magazines shipping, but also from the management service in the warehouse. Our management diversified services, and improved efficiency in order to satisfy the requirement of different clients, and the client base has been increased. In addition, the revenues from the eggs and traditional medicine business segments also increased 34.4% and 38.5%, respectively in the last two years.

Operating Income

Operating income increased 42.5% from $14,152,801 in 2006 to $20,161,313 during 2007 primarily due to revenue growth. However, operating margin slightly decreased 1.5%, from 25% in 2006 to 23.5% in 2007, because of the following reasons: relatively higher increase of our cost of revenues: $64,186,115 in fiscal 2007 (or 74.7% of net revenues), an increase of $22,917,948 (or approximately 55.5%) over the cost of revenues in fiscal 2006; higher salaries and benefits, which were $532,299 and $75,001 in 2007, respectively, as a result of an increase in our incentive salary plan and award plan for employees, an increase in the commission rate for the marketing department; higher fuel costs, and professional fees related to going public in the United States.

Net Income

Net income was $13,537,223 for the year ended December 31, 2007, compared to $9,556,333 for the same period in 2006, an increase of $3,980,890. The increase of net income resulted primarily from the increase in revenues and increase in operating income as discussed above.

2006 Compared to 2005

	2006	2005	% Change
Revenues	$56,604,535	$40,704,142	39.06%
Cost of Revenues	$41,268,167	$30,018,749	37.47%
General and Administrative Expenses	$1,183,567	$978,666	20.93%
Operating Income	$14,152,801	$9,706,727	45.80%
Operating Margin	25%	$23.8%	1.2%
Net Income	$9,556,333	$6,570,624	45.44%

Revenues

Sales for the year ended December 31, 2006, totaled $56,604,535 compared to $40,704,142 for the year December 31, 2005, resulting in an increase of $15,900,393 or approximately 39%. The increase was due to the increased recognition from the consumer markets which resulted in more clients.

General and administrative Expenses

Total operating expenses for the year ended December 31, 2006, totaled $1,183,567 compared to $978,666 for the year ended December 31, 2005. The increase in operating expenses of $204,901 was due to the increase in the salaries, advertisement expenses, transportation and maintenance fees.

Operating Income

Operating income for the year ended December 31, 2006, was $14,152,801 as compared to $9,706,727 for the year ended December 31, 2005, an increase of $4,446,074. The increase was due to increase in net sales.

Net Income

Net income was $9,556,333 for the year ended December 31, 2006, compared to $6,570,624 for the same period in 2005, an increase of $2,985,709. The increase of net income resulted primarily from the increase in revenues and relatively lower increase in cost of revenue as discussed above.

Financial Condition

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $13,755,350 as of December 31, 2007, and current assets totaled $15,027,321 as of December 31, 2007. Total current liabilities were $3,474,464 as of December 31, 2007. Working capital as of December 31, 2007, was $11,552,857. We believe that the funds available to us are adequate to meet our operating needs for the year 2008. For the years ended December 31, 2007, 2006, and 2005, net cash provided by operating activities amounted to $15,626,486, $10,777,885, and $6,651,991, respectively. Cash used in financing activities for the years ended December 31, 2007, 2006, and 2005, amounted to ($8,448,859), $(8,053,477), and $(5,286,683), respectively.

 Summary of Cash Flows

	2007	2006	2005
Net Cash Provided by Operating Activities	$15,626,486	$10,777,885	$6,651,991
Net Cash Provided by(Used in) Investing Activities	$246,590	$(630,464)	$(385,354)
Net Cash(Used in) financing Activities	$(8,448,859)	$(8,053,477)	$(5,286,683)
Effect of Exchange rate changes on Cash and Cash Equivalent	$1,261,869	$139,895	$(58,817)
Cash and Cash equivalents	$13,755,350	$5,069,264	$(2,835,425)

Working Capital Requirements

Historically, operations and short-term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and capital formation.

Off Balance-Sheet Arrangements

We do not own any land or buildings, as we rent all of our office space and warehouses under operating lease agreements. The operating lease agreements have terms from one to five years, and expire on various dates through 2011. Future minimum lease payments under our operating lease agreements are as follows:

December 31,	Amount
2008	$981,793
2009	792,380
2010	716,957
2011	715,318
Total lease payments	$3,206,448

2008 Outlook

Our outlook for 2008 reflects continued investment and development in several major business segments domestically. In 2008, our economic activity is expected to continue to expand with a moderate pace. As a result, we expect our revenue trends to moderate in 2008, with growth driven by books and magazine logistics management. We remain optimistic about the long-term prospects for all of our business segments.

We expect to make significant investments to expand our books and magazines business. In order to support long-term volume growth, we expect to open additional distribution centers in China, launch new warehouses, and improve our warehouse storage volume and operational functionality to plan, receive, process, and invoice activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Davis Accounting Group P.C. is our registered independent auditor. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other related matter.

ITEM 9A. CONTROLS AND PROCEDURES

We adopted the system of internal controls over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) used by our Operating Subsidiary, following the completion of the Merger Transaction on October 19, 2007. Under the Merger Transaction, we acquired China Baolong Logistic Limited, which is a privately held company, its operating subsidiary in China and also a privately held company, as a result of which the financial statements of China Baolong Logistic Limited and the Operating Subsidiary were treated as our historical financial statements for financial accounting and reporting purposes. We observe, however, that such financial controls were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002 and further, because the Operating Subsidiary’s accounting records have historically been maintained using accounting principles generally accepted in the People’s Republic of China, that its personnel may not be fully familiar with accounting principles generally accepted in the United States of America. Accordingly, to ensure the reliability of future financial reports our management has determined to continue to augment the financial reporting system inherited from the Operating Subsidiary into a fully-integrated financial and operating control system for our Company and its operations during the fiscal year ending December 31, 2008, and, as necessary, to hire the requisite support to facilitate the timely preparation of accurate financial reports.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, and position of each of our officers and Directors as of March 28, 2007.

Name	Age	Position
Yu Zhang	46	Chief Executive Officer

Jianlun Jing	47	Chief Financial Officer

Xiangrong Xie	26	Secretary

Jingxue Sun	43	Chairman/ Board of Directors

Xinhua Li	43	Director

Yu Zhang (Chief Executive Officer)

Yu Zhang, 46, graduated from Beijing 171 Middle School. In 1996, with extensive knowledge of logistics industry and over 20 years experience, she joined our operational subsidiary: Beijing Baolong Logistics Company Limited. In 2000, she was promoted to Chief Executive Officer of Beijing Baolong Logistics Company Limited and led the Company to enter into the books and magazines logistics industry. There are no family relationships between Ms. Zhang and the Directors, executive officers, or persons nominated or chosen by the Company to become Directors or executive officers. There are no employment agreements between the Company and Ms. Zhang.

Jianlun Jing (Chief Financial Officer)

Jianlun Jing, 47, graduated from Jilin Railway Transportation Economics College in 1980 and joined Beijing Baolong Logistics Company Limited in 2002 and was promoted to Chief Financial Officer in 2004. There are no family relationships between Mr. Jing and the Directors, executive officers, or persons nominated or chosen by the Company to become Directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Jing (or any member of his immediate family) had or is to have a direct or indirect material interest. There are no employment agreements between the Company and Mr. Jing.

Xiangrong Xie (Secretary)

Xiangrong Xie, 26, graduated from Shijiazhuang University of Economics with a Bachelor's degree in Business. Just after graduation in 2003, she worked in the HR department of TCL Group, which is a leading electronic home appliance manufacturer in China. She joined Beijing Baolong Logistics Company Limited in 2006.

Ms. Xie does not hold any other directorships with reporting companies in the United States. There are no family relationships between Ms. Xie and the Directors, executive officers, or persons nominated or chosen by the Company to become Directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Ms. Xie (or any member of his immediate family) had or is to have a direct or indirect material interest. There are no employment agreements between the Company and Ms. Xie.

Jingxue Sun (Chairman/Board of Directors)

Jingxue Sun, 43, Chairman of the Board of Directors of the Company and the vice president of Tongzhou District Logistics Association. Mr. Sun is the founder of Beijing Baolong Logistics Company Limited.  Mr. Sun does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Sun and the Directors, executive officers, or persons nominated or chosen by the Company to become Directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Sun (or any member of his immediate family) had or is to have a direct or indirect material interest. There are no employment agreements between the Company and Mr. Sun.

Xinhua Li (Director)

Xinhua Li, 43, currently works at the Public Relations Management School of Peking University. He has been dedicated to research logistics industry in China for over 20 years and has an extensive knowledge and experience of logistics industry. Mr. Li does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Li and the Directors, executive officers, or persons nominated or chosen by the Company to become Directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Li (or any member of his immediate family) had or is to have a direct or indirect material interest. There are no employment agreements between the Company and Mr. Li.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and Directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which (s)he was a general partner at or within two years before the time of such filing, or any corporation or business association of which (s)he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, Directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4, and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except that each of Yu Zhang, JIanlun Jing, Jiangrong Xie, and Jingxue Sun filed a late Form 3.

Code of Ethics

As the operating entity of the Company is from China and the merger has only recently been completed, the Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions. The Company expects to prepare a Code of Ethics in the near future.

Meetings of Our Board of Directors

Our Board of Directors did not hold any meetings during the most recently completed fiscal year end. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

Committees of the Board

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our registered independent auditors and meets and interacts with the registered independent auditors to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the registered independent auditors, reviews with management and the registered independent auditors our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the registered independent auditor and the performance of the registered independent auditor.

We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the registered independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

Nominating Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the Director nomination process. Given our size and the size of our Board, at this time, the entire Board acts as the nominating committee rather than forming a separate nominating committee.

ITEM 11. EXECUTIVE COMPENSATION.

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the years ended December 31, 2007, 2006, and 2005, paid by the Company to all individuals serving as the Company’s chief executive officer or acting in a similar capacity during the last three completed years, regardless of compensation level. Except as noted below, during the 12 months ended December 31, 2007, the Company did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yu Zhang, CEO (1)	2007 2006 2005	3,634 3,767 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	3,634 3,767 0
Jianlun Jing, CFO (2)	2007 2006 2005	3,726 3,767 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	3,726 3,767 0
Jingxue Sun (3)	2007 2006 2005	8,532 8,137 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	249,522 384.600 0	258,054 392,737 0
Jing Jiang, Former Chief Executive Officer, Chief Financial Officer and Secretary (4)	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Haim Perlstein, Former President and CEO (5)	2007	0	0	0	0	0	0	0	0
	2006	0	0	2,200 (5)	0	0	0	0	2,200 (5)
	2005	0	0	0	0	0	0	0	0
Chaim Limor, Former Secretary (6)	2007 2006 2005	0 0 0	0 0 0	0 800 (6 0)	0 0 0	0 0 0	0 0 0	0 0 0	0 800 (6 0)

(1) Yu Zhang was named Chief Executive Officer of the Company on November 21, 2007.

(2) Jianlun Jing was named Chief Financial Officer of the Company on November 21, 2007.

(3) Jingxue Sun is the Chairman of the Board of Directors of the Company.  Dollar figures in column entitled “Other Compensation” represent dividend payments (advances in 2007) made by the Company’s operating subsidiary Beijing Baolong Logistics Co., Ltd. to Mr. Sun based on stock ownership in the Company’s operating subsidiary Beijing Baolong Logistics Co., Ltd. prior to the merger with Best Care, Inc.

(4) Jing Jiang served as Chief Executive Officer, Chief Financial Officer, and Secretary of the Company from August 23, 2007, until her resignation on November 21, 2007.

(5) Haim Perlstein was President, Treasurer, and Director of the Company from our incorporation on October 3, 2006, until his resignation on August 27, 2007. During the period from inception (October 3, 2006) through December 31, 2007, no compensation was paid to Mr. Perlstein, except that on October 5, 2006, we issued to Mr. Perlstein 2,200,000 shares of our common stock. Such shares were issued to Mr. Perlstein as compensation for his time, efforts, and services in connection with the founding the Company. Our Board of Directors, at such time, determined that those services had a value of $2,200.

(6) Chaim Limor was Secretary from our inception in October 2006 until his resignation on August 27, 2007. During the period from inception (October 3, 2006) through December 31, 2007, no compensation was paid to Mr. Limor, except that on October 5, 2006, we issued to Mr. Limor 800,000 shares of our common stock. Such shares were issued to Mr. Limor as compensation for his time, efforts and services in connection with the founding the Company. Our Board of Directors, at such time, determined that those services had a value of $800.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officer or any Director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Pension Benefits

We do not have any pension benefit plans that provide payment of benefits at retirement.

Compensation of Directors

During the fiscal year ended December 31, 2007, except for Jingxue Sun receiving compensation of $8,532 (for services rendered to the Company’s operating subsidiary Beijing Baolong Logistics Co., Ltd.) the Directors of the Company have not received compensation for serving as Directors, but have been reimbursed for expenses incurred in attending Board meetings.

Employment contracts and termination of employment and change-in-control arrangements

We do not have any employment contracts with any of our Directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 11, 2008, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (2)

Yu Zhang (3)	0	0

Jianlun Jing (4)	0	0

Xiangrong Xie (5)	0	0

Jingxue Sun (6) #13 Baihuashenchu, Xin Street, Xicheng District Beijing, P.R. China 100022	21,406,186	22.91%

Xinhua Li (7) #201, Building 45, Zhongguanyuan, Beijing University, Haidian District Beijing, P.R. China 100081	668,943	0.7%

Ying Zhang (8) #13 Baihuashenchu, Xin Street, Xicheng District Beijing, P.R. China 100022	14,270,791	15.27%

Hong-Cai Sun (9) #13 Baihuashenchu, Xin Street, Xicheng District Beijing, P.R. China 100022	8,027,320	8.59%

Yi-Xiang Yu (10) #13 Baihuashenchu, Xin Street, Xicheng District Beijing, P.R. China 100022	5,351,546	5.73%

Shenzhen Huayin Guaranty & Investment Company Limited 1706-09 Fuhua 1st Road Center Commercial Tower, Futian Area Shenzhen 518048	5,619,124	6.01%

All Directors and executive officers as a group (5 persons)	22,075,129	24.75%

* Less than one percent.

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it. Unless otherwise indicated in the footnotes to the table, the address for each shareholder is c/o the Company at: No. A156, Xi Guo Yuan, Yong Shun Village, Tongzhou District, Beijing, P.R. China. Percentages of less than one percent have been omitted from the table.

(2)
Calculated on the basis of 93,442,442 shares of common stock issued and outstanding as of March 27, 2008 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3)	Yu Zhang is the Chief Executive Officer of the Company.

(4)	Jianlun Jing is the Chief Financial Officer of the Company.

(5)	Xiangrong Xie is the Secretary of the Company.

(6)	Jingxue Sun is the Chairman of the Board of Directors of the Company. Mr. Sun disclaims beneficial ownership of any shares of Common Stock of the Company held by members of his family.

(7)	Xinhua Li is a Director of the Company.

(8)	Ying Zhang is the wife of Jingxue Sun (Chairman of the Board of Directors of the Company).

(9)	Hong-Cai Sun is the father of Jingxue Sun (Chairman of the Board of Directors of the Company).

(10)	Yi-Xiang Yu is the mother of Jingxue Sun (Chairman of the Board of Directors of the Company).

Changes in control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans

The Company does not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Except as otherwise disclosed below or incorporated herein by reference, there have not been any transactions, or proposed transactions in an amount exceeding $ 120,000, during the last two years, to which the Company was or is to be a party, in which any Director or executive officer of the Company, any nominee for election as a Director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

1. Prior to the merger in October 2007 as described above, Beijing Baolong Logistics Co. Ltd. (our operating subsidiary) paid dividends to its stockholders under the laws of the PRC. For the year ended December 31, 2007, the payment for the dividends amounted to $4,566,801. Beijing Baolong Logistics Co. Ltd. made such dividend payments to its shareholders by advancing such sums to its stockholders in March and or April. These advances are repayable to the Company upon demand and bear no interest. The recipients were:

	2006	2007
Jingxue Sun (Chairman of the Board of Directors)	$384,600	$249,522
Zhang Ying (wife of Jingxue Sun)	$4,512,640	$3,328,788
Hong Cai Sun (father of Jingxue Sun)	$1,192,260	$851,391

2. Jingxue Sun received compensation of $8,532 (for services rendered to the Company’s operating subsidiary Beijing Baolong Logistics Co., Ltd.).

Independent Directors

Xinhua Li is the only independent Director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents fees for professional audit services rendered by Davis Accounting Group P.C. (“Davis Accounting”) for the audit of our annual financial statements for the period from January 1, 2007, through December 31, 2007.

Audit Fees

The aggregate fees billed by our current registered independent auditors, Davis Accounting, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007, were $25,000, and $2,000 for the year ended December 31, 2006.

Audit Related Fees

The aggregate fees billed by Davis Accounting for assurance and related services by Davis Accounting that are reasonably related to the performance of the audit or review of our financial statements was $ 0 during the year ended December 31, 2007, and $ 0 during the year ended December 31, 2006.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during transition period ended December 31, 2007 and the 2006 fiscal year, respectively.

All Other Fees

Our registered independent auditors did not bill us any additional fees that are not disclosed under audit fees, audit related fees, or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

We do not have an Audit Committee. Our registered independent auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document Description
3.1
Our Articles of Incorporation, incorporated by reference herein from Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006.

3.2
Our Bylaws, incorporated by reference herein from Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-139564) filed with the Securities and Exchange Commission on December 21, 2006.

3.3	Certificate of Amendment to Articles of Incorporation filed as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.

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

10.2
Stock Purchase Agreement, dated as of August 22, 2007, by and among Best Care, Inc., Cosell Investments, Ltd., Haim Perlstein, and Chaim Limor filed as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on August 27, 2007.

10.3
Agreement and Plan of Merger, dated as of October 19, 2007, among the Registrant, BCI Merger Sub, Inc. (“SUB”), China Baolong Logistic Limited(“CBL”), Jing-Xue Sun, Ying Zhang, Hong-Cai Sun, Yi-Xiang Yu, Jing-Shu Sun, Ruo-Gu Zhong, Yan Zhang, Xin-Hua Li, Zhong-Zhi Yu, Guo-Cai Wang, Shenzhen Huayin Guaranty & Investment Company Limited, Billion Hero Investments Limited, ARJUNO Investments Limited, Innovation Gainings Investments Limited, Even Bright Investment Limited, Volento Investments Limited, Nation City Investments Limited, and Quick Agent Investments Limited filed as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on October 23, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

REPORT OF REGISTERED INDEPENDENT AUDITORS - 2007

To the Board of Directors and Stockholders of
Beijing Logistic, Inc.:

We have audited the accompanying balance sheet of Beijing Logistic, Inc. (a Nevada corporation and formerly Best Care, Inc.) as of December 31, 2007, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Logistic, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 28, 2008.

REPORT OF REGISTERED INDEPENDENT AUDITORS - 2006

To the Board of Directors and Stockholders of
Beijing Logistic, Inc.:

We have audited the accompanying balance sheet of Beijing Logistic, Inc. (formerly Beijing Baolong Logistics Co., Ltd.) as of December 31, 2006, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of Beijing Logistic, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Logistic, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the two years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley LLP
(Formerly Farber Hass Hurley & McEwen LLP)

Camarillo, California,
August 8, 2007, (except as to the reverse merger event disclosed in Notes 1 and 6 to the financial statements for which the date is October 19, 2007).

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
BALANCE SHEETS
AS OF DECEMBER 31, 2007, AND 2006

ASSETS

	2007	2006
Current Assets:
Cash and cash equivalents	$13,755,350	$5,069,264
Accounts receivable - Trade	853,341	1,321,290
Less - Allowance for doubtful accounts	-	-
Prepaid expenses	418,630	735,903

Total current assets	15,027,321	7,126,457

Property and Equipment:
Office and computer equipment	299,382	110,764
Machinery and equipment	132,617	123,735
Vehicles	1,675,834	2,119,924

	2,107,833	2,354,423
Less - Accumulated depreciation	(753,548)	(616,593)

Net property and equipment	1,354,285	1,737,830

Other Assets:
Other non-current prepaid expenses and deposits	682,344	663,052

Total other assets	682,344	663,052

Total Assets	$17,063,950	$9,527,339

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,789,586	1,076,840
Taxes payable	1,613,533	1,139,901
Due to related parties	71,345	-

Total current liabilities	3,474,464	2,216,741

Total liabilities	3,474,464	2,216,741

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.001 per share, 100,000,000 shares
authorized; 93,442,442 shares issued and outstanding	93,442	93,442
Additional paid-in capital	2,326,558	2,326,558
Surplus from profits	1,218,884	1,218,884
Other comprehensive income	1,868,981	607,112
Retained earnings	12,648,422	9,333,582
Less - Dividends paid in advance	(4,566,801)	(6,268,980)

Total stockholders' equity	13,589,486	7,310,598

Total Liabilities and Stockholders' Equity	$17,063,950	$9,527,339

The accompanying notes to financial statements are
an integral part of these statements.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Years Ended December 31,
	2007	2006	2005

Revenues, net	$85,916,514	$56,604,535	$40,704,142

Cost of Revenues:
Cost of sales	61,432,093	39,446,005	28,696,084
Business tax and surcharges	2,754,022	1,822,162	1,322,665

Total cost of sales	64,186,115	41,268,167	30,018,749

Gross Profit	21,730,399	15,336,368	10,685,393

General and Administrative Expenses	1,569,086	1,183,567	978,666

Income from Operations	20,161,313	14,152,801	9,706,727

Other Income (Expense):
Interest income and other income	61,363	54,656	90,096
Other non-operating expenses	(12,400)	(7,535)	(27,828)
Total other income, net	48,963	47,121	62,268

Income Before Income Taxes	20,210,276	14,199,922	9,768,995

Provision for Income Taxes	(6,673,053)	(4,643,589)	(3,198,371)

Net Income	13,537,223	9,556,333	6,570,624

Comprehensive Income:
Foreign currency translation adjustment	1,261,869	404,221	203,060

Total Comprehensive Income	$14,799,092	$9,960,554	$6,773,684

Earnings Per Common Share:
Earnings per common share - Basic and Diluted	$0.14	$0.11	$0.07

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	93,442,442	90,041,070	89,192,442

The accompanying notes to financial statements are
an integral part of these statements.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

							Accumulated
					Additional	Statutory	Other		Dividends
	Preferred stock		Common stock		Paid-in	Earnings	Comprehensive	Retained	Paid In
Description	Shares	Amount	Shares	Amount	Capital	Reserve	Income	Earnings	Advance	Totals

Balance - December 31, 2004	-	$-	89,192,442	$89,192	$2,265,308	$504,313	$(169)	$3,088,017	$(2,862,881)	$3,083,780

Dividends paid	-	-	-	-	-	-	-	(2,862,881)	2,862,881	-

Dividends paid in advance	-	-	-	-	-	-	-	-	(5,658,224)	(5,658,224)

Foreign currency translation adjustment	-	-	-	-	-	-	203,060	-	-	203,060

Transfer to Statutory Earnings Reserve						649,366	-	(649,366)

Net income for the period	-	-	-	-	-	-	-	6,570,624	-	6,570,624

Balance - December 31, 2005	-	$-	89,192,442	$89,192	$2,265,308	$1,153,679	$202,891	$6,146,394	$(5,658,224)	$4,199,240

Dividends paid	-	-	-	-	-	-	-	(6,303,940)	5,658,224	(645,716)

Common stock issued for officers' compensation	-	-	3,000,000	3,000	-	-	-	-	-	3,000

Common stock issued for cash	-	-	1,250,000	1,250	61,250	-	-	-	-	62,500

Dividends paid in advance	-	-	-	-	-	-	-	-	(6,268,980)	(6,268,980)

Foreign currency translation adjustment	-	-	-	-	-	-	404,221	-	-	404,221

Transfer to Statutory Earnings Reserve						65,205		(65,205)

Net income for the period	-	-	-	-	-	-	-	9,556,333	-	9,556,333

Balance - December 31, 2006	-	-	93,442,442	93,442	2,326,558	1,218,884	607,112	9,333,582	(6,268,980)	7,310,598

Dividends paid	-	-	-	-	-	-	-	(10,222,383)	6,268,980	(3,953,403)

Dividends paid in advance	-	-	-	-	-	-	-	-	(4,566,801)	(4,566,801)

Foreign currency translation adjustment	-	-	-	-	-	-	1,261,869	-	-	1,261,869

Net income for the period	-	-	-	-	-	-	-	13,537,223	-	13,537,223

Balance - December 31, 2007	-	$-	93,442,442	$93,442	$2,326,558	$1,218,884	$1,868,981	$12,648,422	$(4,566,801)	$13,589,486

The accompanying notes to financial statements are
an integral part of these statements.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Years Ended December 31,
	2007	2006	2005

Operating Activities:
Net income	$13,537,223	$9,556,333	$6,570,624
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	136,955	256,852	189,197
Changes in assets and liabilities-
Accounts receivable - Trade	467,949	189,478	(525,331)
Prepaid expenses and deposits	297,981	55,183	(53,705)
Advances to suppliers	-	-	50,235
Accounts payable - Trade and accrued liabilities	712,746	347,680	320,047
Taxes payable	473,632	372,359	100,924

Net Cash Provided by Operating Activities	15,626,486	10,777,885	6,651,991

Investing Activities:
Purchases and adjustments to property and equipment	246,590	(630,464)	(385,354)

Net Cash Provided by (Used in) Investing Activities	246,590	(630,464)	(385,354)

Financing Activities:
Dividends paid and advanced	(8,520,204)	(6,303,940)	(2,862,881)
Loans received from related parties	71,920	-	-
Payment of loan to related party	(575)	(1,749,537)	(2,423,802)

Net Cash (Used in) Financing Activities	(8,448,859)	(8,053,477)	(5,286,683)

Effect of Exchange Rate Changes
on Cash and Cash Equivalents	1,261,869	139,895	58,817

Net Increase in Cash and Cash Equivalents	8,686,086	2,233,839	1,038,771

Cash and Cash Equivalents - Beginning of Period	5,069,264	2,835,425	1,796,654

Cash and Cash Equivalents - End of Period	$13,755,350	$5,069,264	$2,835,425

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$6,199,421	$7,392,497	$2,947,733

The accompanying notes to financial statements are
an integral part of these statements.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Supplemental Disclosure of Cash Flow Information:
On October 5, 2006, the Company issued 2,200,000 shares of common stock, valued at $2,200 to an officer of the Company for services rendered.

On October 5, 2006, the Company issued 800,000 shares of common stock, value at $800 to an officer of the
Company for services rendered.

In August 2007, the Company was forgiven of debt totaling $2,375 from a stockholder and Director.

On October 19, 2007, pursuant to a Merger Agreement, the Company exchanged 89,192,442 newly issued shares of its common stock for all of the issued capital stock of China Baolong Logistics Limited (50,000 shares). The Company accounted for the transaction as a reverse merger.

The accompanying notes to financial statements are
an integral part of these statements.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Beijing Logistic, Inc. (“Beijing Logistic” or the “Company” and formerly Best Care, Inc.) is a Nevada corporation that initially planned to establish and operate a specialized residential care unit for patients with Alzheimer’s disease. The Company also planned to operate additional specialized residential care units for Alzheimer’s patients if the first unit established was successful in terms of occupancy levels, and profitability. The Company was incorporated under the laws of the State of Nevada on October 3, 2006 under the name of Best Care, Inc. The accompanying financial statements of Beijing Logistic were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between the Company and China Baolong Logistics Limited (“CBL”), which was effected on October 19, 2007. Pursuant to the Merger Agreement, the Company exchanged 89,192,442 newly issued shares of its common stock for all of the issued capital stock of CBL (50,000 shares), and CBL became a wholly owned subsidiary of the Company. Further, the Company also became the indirect owner of the Chinese operating subsidiary of CBL, Beijing Baolong Logistics Co., Ltd. (“BBL”).

CBL was formed on March 7, 2007, under the laws of the British Virgin Islands. CBL owns all of the issued and outstanding stock and ownership of BBL. Currently, BBL engages primarily in the distribution of books to retail booksellers, eggs to retail stores, raw logs to saw mills and paper mills, railway and highway logistic transportation, and storage services for large cargoes in the People’s Republic of China (“PRC”).

BBL was organized in 1990, under the laws of the PRC. BBL engages primarily in the distribution of books to retail booksellers, eggs to retail stores, raw logs to saw mills and paper mills, railway and highway logistic transportation, and storage services for large cargoes.

Given that CBL is considered to have acquired Beijing Logistic by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2007, and 2006, and the operations for the years ended December 31, 2007, 2006, and 2005, of CBL and its subsidiary BBL under the name of Beijing Logistic. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of CBL Limited and its wholly owned operating subsidiary BBL, and net assets of Beijing Logistic brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The Company's functional currency is the Chinese Yuan Renminbi (“CNY”). Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and 2006, and revenues and expenses for the years ended December 31, 2007, 2006, and 2005. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three-months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions which are fully insured by the PRC government.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2007, and 2006, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

Property and Equipment

Property and equipment are stated at cost. Major renewals, betterments, and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed to operations. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates property and equipment using the straight-line method as follows:

Office and computer equipment	5 years
Machinery and equipment	5-10 years
Vehicles	5 -10 years

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. For the years ended December 31, 2007, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asset was required.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, and 2006, the carrying value of such financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its stockholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the Board of Directors, after the statutory reserve. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves represent restricted retained earnings.

Surplus Reserve Fund

The Company is required, as necessary, to transfer 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividends to stockholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

Common Welfare Fund

The Company is required, as necessary, to transfer 5 percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividends to stockholders.

Revenue Recognition

The Company recognized revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its patients, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. The Company is required to collect a three percent value-added tax (“VAT”) on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

Advertising

The Company expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the years ended December 31, 2007, 2006, and 2005, were $431,509, $520,729, and $367,198, respectively.

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

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

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

Foreign operations of the Company are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33 percent, which is comprises of 30 percent national income tax and three percent local income tax.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the years ended December 31, 2007, 2006, and 2005, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2007, 2006 and 2005.

Reclassification

Certain 2005 and 2006 amounts have been reclassified to conform with the 2007 presentation.

(2)  Dividends Advanced to Stockholders

The Company has paid dividends to the Company stockholders in advance of the requirements of the laws of the PRC. These advances are repayable to the Company upon demand and bear no interest. The advances have been classified as a reduction of stockholders’ equity in the accompanying balance sheets. For the year ended December 31, 2007, the payment for the dividends advanced to stockholders was made in April 2007, and did not involve the stockholders of Best Care, Inc.

(3) Loans from Directors and Stockholders

On August 27, 2007, a loan in the amount of $575 from a former Director, officer, and principal stockholder of the Company was forgiven.

On August 27, 2007, accrued rent in the amount of $1,800 due to a former Director, officer, and principal stockholder of the Company was forgiven.

During the year ended December 31, 2007, the Company’s Chairman loaned $34,441 to the Company for working capital purposes. The loan is unsecured, bears no interest, and has no terms for repayment.

During the year ended December 31, 2007, a stockholder of the Company loaned $36,904 to the Company for working capital purposes. The loan is unsecured, bears no interest, and has no terms for repayment.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

(4)  Commitments and Contingencies

Operating Leases

The Company leases land at its multiple locations from local government entities through real estate leases that have terms from one to five years, and expire on various dates. The leases require annual rental payments of approximately $981,800.

Future minimum lease payments are as follows:

December 31,	Amount

2008	$981,793
2009	792,380
2010	716,957
2011	715,318

Total lease payments	$3,206,448

(5) Related Party Transactions

As described in Note 6, the Company entered into transactions with its former officers and Directors for their services, and issued 3,000,000 shares of its common stock at a value of $3,000.

Effective October 3, 2006, the Company entered into a verbal agreement with an individual who was a Director, President and principal stockholder of the Company to lease office space for operations in Evanston, Illinois. The monthly lease rate was $200, and the term of the lease arrangement was month to month. On July 1, 2007, the parties mutually agreed to cancel the lease agreement. On August 27, 2007, the accrued rent of $1,800 was forgiven by the former Director, President, and principal stockholder of the Company.

As described in Note 3, during the year ended December 31, 2007, the Company was forgiven of debt amounting for $525 by the former Director, President, Treasurer, and principal stockholder of the Company.

The Company leases a branch office in the City of Shen Yang, PRC from the Company's Chairman, Mr. Sun Jing Xue. Lease payments amounted to $135,251, $122,187, and $101,822, for the years ended December 31, 2007, 2006, and 2005, respectively.

During the year ended December 31, 2007, the Company’s Chairman loaned $34,441 to the Company for working capital purposes. The loan is unsecured, bears no interest, and has no terms for repayment.

During the year ended December 31, 2007, a stockholder of the Company loaned $36,904 to the Company. The loan is unsecured, bears no interest, and has no terms for repayment.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

(6) Common Stock

On October 5, 2006, the Company issued 2,200,000 of its common stock to its former Director, President, and Treasurer for services. The transaction was valued at $2,200.

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

As discussed in Note 7, on August 22, 2007, the Company entered into a Stock Purchase Agreement with Cosell Investments, Ltd. (the “Buyer”), and Haim Perlstein and Chaim Limor (collectively, the “Sellers”). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 3,000,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, the Buyer acquired control of the Company on August 27, 2007, by purchasing approximately 70.6 percent of the issued and outstanding shares of common stock of the Company directly from the Sellers.

On October 19, 2007, the Company entered into a Merger Agreement, pursuant to which the Company acquired CBL from the CBL Stockholders. Pursuant to the Merger Agreement, the Company exchanged 89,192,442 newly issued shares of its common stock for all of the issued capital stock of CBL (50,000 shares), and CBL became a wholly owned subsidiary of the Company. Further, the Company also became the indirect owner of the Chinese operating subsidiary of CBL, BBL.

CBL was formed on March 7, 2007, under the laws of the British Virgin Islands. CBL owns all of the issued and outstanding stock and ownership of BBL. Currently, BBL engages primarily in the distribution of books to retail booksellers, eggs to retail stores, raw logs to saw mills and paper mills, railway and highway logistic transportation, and storage services for large cargoes in the PRC.

CBL is considered to have acquired Beijing Logistic by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of CBL Limited and its wholly owned operating subsidiary BBL, and net assets of Beijing Logistic brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

(7) Change in Management

As described in Note 6, on August 22, 2007, Best Care entered into a Stock Purchase Agreement with Cosell Investments, Ltd. (the “Buyer”), and Haim Perlstein and Chaim Limor (collectively, the “Sellers”). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 3,000,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, the Buyer acquired control of the Company on August 27, 2007, by purchasing approximately 70.6 percent of the issued and outstanding shares of common stock of the Company directly from the Sellers.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

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

On November 21, 2007, Jing Jiang tendered her resignation from her position as Chief Executive Officer, Chief Financial Officer, and Secretary of the Company. As sole Director of the Company, Jing Jiang appointed Yu Zhang to the position of Chief Executive Officer, Xiangrong Xie to the position of Secretary, and Jianlun Jing to the position of Chief Financial Officer. Such appointments became effective upon the close of business of November 21, 2007. Jing Jiang then tendered an undated resignation as a Director of the Company, and appointed Sun Jing Xue (Chairman), and Xinghua Li to the Board of Directors of the Company, effective December 18, 2007.

(8) Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2006, and 2005, was as follows (assuming a 33% effective tax rate):

	2007	2006	2005

Current Tax Provision:
National and local-	$6,673,053	$4,643,589	$3,198,371

Total current tax provision	$6,673,053	$4,643,589	$3,198,371

(9) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

BEIJING LOGISTIC, INC.
(FORMERLY BEST CARE, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006, AND 2005

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(9)  Subsequent Events

On January 15, 2008, the Company changed its name from Best Care, Inc. to Beijing Logistic, Inc.

On January 15, 2008, the Company increased the number of authorized shares of common stock, par value $0.001 per share, from 100,000,000 shares to 500,000,000 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April 2008.

BEIJING LOGISTIC, INC.

/s/ Yu Zhang
Yu Zhang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Yu Zhang
Yu Zhang	Chief Executive Officer	April 14, 2008

/s/ Jianlun Jing
Jianlun Jing	Chief Financial Officer	April 14, 2008

/s/ Xiangrong Xie
Xiangrong Xie	Secretary	April 14, 2008

/s/ Jingxue Sun
Jingxue Sun	Director	April 14, 2008

/s/ Xinhua Li
Xinhua Li	Director	April 14, 2008